Form 10QSB
period 1995-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1995-11-08
CIK 750258

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-14483


       DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         Delaware                                        62-1207077
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (803) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)           DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995
 Assets
    Cash:
       Unrestricted                                               $   856,656
       Restricted--tenant security deposits                           195,425
    Accounts receivable                                                95,470
    Escrow for taxes                                                  516,682
    Restricted escrows                                                627,047
    Other assets                                                      540,965
    Investment properties:
       Land                                       $  2,878,470
       Buildings and related personal property      39,728,755
                                                    42,607,225
       Less accumulated depreciation               (17,039,301)    25,567,924

                                                                  $28,400,169
 Liabilities and Partners' Capital (Deficit)

 Liabilities
    Accounts payable                                              $   160,435
    Tenant security deposits                                          195,860
    Accrued taxes                                                     668,860
    Other liabilities                                                 325,237
    Mortgage notes payable                                         27,042,219

 Partners' Capital (Deficit)
    General partners                               $  (435,828)
    Limited partners (1,224.25 units
       issued and outstanding)                         443,386          7,558
                                                                  $28,400,169

[FN]

                 See Accompanying Notes to Financial Statements

b)           DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                     1995           1994         1995          1994
 Revenues:
    Rental income                  $2,022,298    $1,943,941   $6,026,068    $5,712,968
    Other income                      157,783       189,299      471,733       508,857
       Total revenues               2,180,081     2,133,240    6,497,801     6,221,825

 Expenses:
    Operating                         679,128       620,500    1,962,230     1,803,522
    General and administrative         42,727        50,585      148,152       166,993
    Property management fees          114,108       109,558      340,099       326,592
    Maintenance                       111,252       283,938      533,681       764,952
    Depreciation                      446,708       404,777    1,310,315     1,194,018
    Interest                          632,256       654,056    1,890,628     1,938,179
    Property taxes                    177,738       175,585      507,695       520,786
    Tenant reimbursements            (135,444)     (110,195)    (371,967)     (334,079)
       Total expenses               2,068,473     2,188,804    6,320,833     6,380,963

 Casualty loss                             --            --      (11,977)           --

       Income (loss) before
          extraordinary loss          111,608       (55,564)     164,991      (159,138)
 Extraordinary loss on
    retirement of debt                     --            --      (32,181)           --
       Net income (loss)           $  111,608    $  (55,564)  $  132,810    $ (159,138)

 Net income (loss) allocated
    to general partners (2%)       $    2,232    $   (1,112)  $    2,656    $   (3,183)
 Net income (loss) allocated
    to limited partners (98%)         109,376       (54,452)     130,154      (155,955)
                                   $  111,608    $  (55,564)  $  132,810    $ (159,138)
 Per limited partnership unit:
    Net income (loss) before
       extraordinary loss          $    89.34    $   (44.48)  $   132.07    $  (127.39)
    Extraordinary loss                    --             --       (25.76)           --

 Net income (loss) per limited
    partnership unit               $    89.34    $   (44.48)  $   106.31    $  (127.39)

[FN]

                   See Accompanying Notes to Financial Statements

c)             DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)



                                    Limited
                                  Partnership    General      Limited
                                     Units      Partners      Partners         Total

 Original capital contributions    1,224.25    $   1,000    $24,485,000     $24,486,000
 Partners' capital (deficit)
    at December 31, 1994           1,224.25    $(438,447)   $   315,056     $  (123,391)
 Distributions                           --          (37)        (1,824)         (1,861)
 Net income for the nine months
    ended September 30, 1995             --        2,656        130,154         132,810
 Partners' capital (deficit)
    at September 30, 1995          1,224.25    $(435,828)   $   443,386     $     7,558

[FN]

                   See Accompanying Notes to Financial Statements

d)             DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                            1995              1994
 Cash flows from operating activities:
    Net income (loss)                                  $   132,810        $ (159,138)
    Adjustments to reconcile net income (loss)
     to cash provided by operating activities:
       Depreciation                                      1,310,315         1,194,018
       Amortization of loan costs, discounts
        and lease concessions                              190,717           227,279
       Casualty loss                                        11,977                --
       Extraordinary loss on retirement of debt             32,181                --
       Change in accounts:
        Restricted cash                                      2,921             7,794
        Accounts receivable                                 46,495               (58)
        Escrow deposits for taxes                         (231,516)         (131,821)
        Other assets                                          (690)          (54,362)
        Accounts payable                                  (268,895)         (128,562)
        Tenant security deposit liabilities                 (9,779)           (5,576)
        Accrued taxes                                      176,309           100,465
        Other liabilities                                  (13,447)           11,804
            Net cash provided by
                operating activities                     1,379,398         1,061,843

 Cash flows from investing activities:
    Property improvements and replacements              (1,132,193)         (966,319)
    Deposits to restricted escrow                         (104,027)         (141,712)
    Receipts from restricted escrow                         73,782           156,273
    Insurance proceeds from property damage                142,205                --
            Net cash used in investing activities       (1,020,033)         (951,758)

 Cash flows from financing activities:
    Principal payments on notes payable                   (318,789)         (454,325)
    Repayment of mortgage notes payable                 (1,765,589)               --
    Proceeds from long-term borrowings                   1,820,000                --
    Loan costs                                             (30,682)               --
    Distributions                                           (1,861)               --

            Net cash used in financing activities         (296,921)         (454,325)

 Net increase (decrease) in cash                            62,244          (344,240)

 Cash at beginning of period                               794,412         1,049,860
 Cash at end of period                                 $   856,656        $  705,620
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest           $ 1,720,177        $1,725,887

[FN]

                   See Accompanying Notes to Financial Statements

e)             DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1995 and 1994 are as follows:

                                                  Nine Months Ended
                                                    September 30,
                                                  1995         1994

 Property management fees                       $340,099    $326,592
 Data processing services                          2,700       3,400
 Marketing services                                6,851       4,817
 Construction service fees                        17,838      17,709
 Reimbursement for services from affiliates      103,312     115,334


  The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:


                                                      Average
                                                     Occupancy
                                                  1995         1994

 Big Walnut Apartments
    Columbus, Ohio                                 97%          97%
 Lafontenay Apartments
    Louisville, Kentucky                           95%          95%
 The Trails Apartments
    Nashville, Tennessee                           98%          97%
 Greensprings Manor Apartments
    Indianapolis, Indiana                          91%          88%
 Outlet's Ltd. Mall
    Murfreesboro, Tennessee                        89%          93%


  The Managing General Partner attributes the increase in occupancy at Greensprings Manor to outstanding customer service and the improved appearance of the property. The occupancy at Outlet's Mall decreased as a result of the termination of the London Fog lease.

   The Partnership reported net income of $132,810 for the nine months ended September 30, 1995, compared to a net loss of $159,138 for the same period of 1994. The Partnership reported net income for the three months ended September 30, 1995, of $111,608 compared to a net loss of $55,564 for the same period in 1994. The increase in net income in 1995 is primarily attributable to an increase in rental income due to rate increases combined with a decrease in maintenance and general and administrative expense. Maintenance expense has decreased due to a decrease in required repairs to the properties in 1995 as these repairs were performed in 1994. General and administrative expense decreased for the three and nine months ended September 30, 1995, due to a reduction of the reimbursements for administrative expenses.

   Offsetting the changes noted above was an increase in operating and depreciation expense combined with a decrease in other income for the three and nine months ended September 30, 1995. Operating expense increased due to the increased advertising at The Trails and Outlet's Mall in an attempt to maintain and improve occupancy. Also, repairs and maintenance payroll and common area maintenance charges increased due to efforts to improve the appearance of Outlet's Mall. Depreciation expense increased due to the capital improvements made at Outlet's Mall. Other income decreased due to the reduction in forfeited deposits at Big Walnut Apartments.

   On January 19, 1995, the Partnership refinanced the mortgage encumbering Outlet's Ltd. Mall. The total indebtedness refinanced was $1,765,589, of which $337,494 related to the first mortgage and $1,428,095 related to the second mortgage. The refinancing replaced the existing indebtedness which carried a stated interest rate from 8.5% to 10.75% with maturity dates ranging from April 1995 to October 1995. The new mortgage indebtedness of $1,820,000 carries a stated interest rate of 10.125% and is amortized over 180 months with a balloon payment due on January 15, 2000. As a result of the refinancing, the Partnership recognized an extraordinary loss of $32,181 during the nine months ended September 30, 1995.

   During the first nine months of 1995, the Partnership recorded two casualties. Big Walnut incurred storm damage which resulted in a casualty gain of $2,358, net of insurance proceeds. The Trails continued to experience problems with the pool due to freeze damage and recorded a casualty loss of $14,335, net of insurance proceeds.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   As of September 30, 1995, the Partnership had cash balances of $856,656 as compared to $705,620 at September 30, 1994. Net cash provided by operating activities increased as a result of net income reported for the first nine months of 1995 versus a net loss reported for the same period of 1994. Also contributing to the increase in cash provided by operating activities was a decrease in accounts receivable due to the receipt of insurance proceeds related to the loss at Lafontenay Apartments. Net cash used in investing activities increased in 1995 due to property improvements at Outlet's Mall in an attempt to modernize the mall. Offsetting the change noted was an increase in insurance proceeds from damaged property. Net cash used in financing activities decreased in 1995 as a result of the debt refinancing for Outlet's Mall in January 1995, as mentioned above.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is exploring the feasibility of selling or refinancing Outlet's Mall which could result in a return of capital. The mortgage indebtedness of $27,042,219, net of discount, is amortized over varying periods. The mortgage notes require balloon payments ranging from June 1997 to December 2009 at which time the individual properties will be sold or refinanced. No distributions were made in 1994. During the first nine months of 1995, $1,861 of distributions were paid on behalf of the limited partners to the State of Indiana relating to the operations of Greensprings Manor Apartments. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and the availability of the cash reserves.


                          PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1995.




                                     SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DAVIDSON DIVERSIFIED REAL ESTATE II

                                   By: Davidson Diversified Properties, Inc.
                                       Managing General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.

                                      Controller and Principal
                                      Accounting Officer




                                   Date: November 8, 1995