Form 10KSB
period 1995-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1996-03-22
CIK 750258

Section 13 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                FORM 10-KSB--Annual or Transitional Report Under
                   For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........


                         Commission file number 0-14483

                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.
                 (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $8,614,987

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated October 16, 1984 (included in Registration Statement, No. 2-92313, of Registrant) are incorporated by reference into Parts I and III.


                                     PART I

Item 1.  Description of Business

      Davidson Diversified Real Estate II, L.P. ("the Registrant" or "the Partnership") is a Delaware limited partnership organized in June 1984. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners").

      The offering of the Registrant's limited partnership units ("Units") commenced on October 16, 1984, and terminated on October 15, 1985. The Registrant received gross proceeds from the offering of $24,485,000 and net proceeds of $21,760,500.

      The Registrant's primary business is to own, operate and ultimately dispose of existing income-producing residential and, to a lesser extent, existing and to-be-built commercial real estate. Industry segment information is not relevant. The Registrant does not engage in any foreign operations nor derive any income from foreign sources.

      All of the net proceeds of the offering were invested in the Registrant's eight properties, of which one has been sold and two have been foreclosed. See "Item 2. Description of Properties", below for a description of the Registrant's five remaining properties.

      The Registrant receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Registrant financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

      Both the income and expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside the control of the Registrant.

      At this time, it appears that the Partnership's investment objective of capital growth will not be attained. In addition, unless there is significant improvement in the performance of the Registrant's properties and the markets in which such properties are located, investors may not receive a return of a portion or possibly any of their initial capital contributions.

      For the year ended December 31, 1995, the Registrant's properties accounted for, in the aggregate, over 99% of the Registrant's gross revenues. All eight properties were acquired prior to December 31, 1985. Of the eight properties originally acquired, only five remain.

      The Registrant has no employees. Management and administrative services are performed by Davidson Diversified Properties, Inc., the Managing General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1995 and 1994.

      The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

Item 2.     Description of Properties:

      The following table sets forth the Registrant's investments in properties as of December 31, 1995:


                                 Date of
  Property                       Purchase    Type of Ownership        Use
 Big Walnut Apartments           03/28/85  Fee ownership subject    Apartment -
  Columbus, Ohio                           to first and second       251 units
                                           mortgages

 LaFontenay Apartments           10/31/84  Fee ownership subject    Apartment -
 (Phase I and II)                          to first mortgage         260 units
  Louisville, Kentucky

 The Trails Apartments           08/30/85  Fee ownership subject    Apartment -
  Nashville, Tennessee                     to first mortgage         248 units

 Greensprings Manor Apartments   09/30/85  Fee ownership subject    Apartment -
  Indianapolis, Indiana                    to first and second       582 units
                                           mortgages

 Outlet's Ltd. Mall              12/31/84  Fee ownership subject    Commercial -
  Murfreesboro, Tennessee                  to first mortgage         118,103 sq.ft.

Schedule of Properties:

                                   Gross
                                  Carrying    Accumulated                        Federal
 Property                          Value      Depreciation    Rate    Method    Tax Basis
 Big Walnut Apartments          $ 7,941,885   $ 3,360,504   5-25 yrs    S/L   $ 2,964,869
 LaFontenay I & II Apartments     8,571,744     3,659,682   5-25 yrs    S/L     3,361,626
 The Trails Apartments            8,072,356     3,282,066   5-25 yrs    S/L     3,926,115
 Greensprings Apartments         11,759,344     4,923,775   5-25 yrs    S/L     5,464,938
 Outlet's Ltd. Mall               6,508,942     2,286,539   5-25 yrs    S/L     3,675,328

                                $42,854,271   $17,512,566                     $19,392,876

    See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:


                                 Principal                                     Principal
                                 Balance At   Stated                            Balance
                                  December   Interest    Period     Maturity     Due At
 Property                           1995       Rate     Amortized     Date      Maturity
 Big Walnut Apartments
  1st mortgage                 $ 5,050,619     7.60%   257 months   11/15/02  $ 3,911,665
  2nd mortgage                     167,025     7.60%   257 months   11/15/02      167,025

 LaFontenay I & II Apartments
  1st mortgage                   6,795,133     9.25%   360 months   06/01/97    6,728,189

 The Trails Apartments
  1st mortgage                   6,000,000      (1)    140 months   12/01/09    6,000,000

 Greensprings Apartments
  1st mortgage                   8,877,590     7.60%   257 months   11/15/02    6,875,645
  2nd mortgage                     293,584     7.60%   257 months   11/15/02      293,584

 Outlet's Ltd. Mall
  1st mortgage                   1,770,183    10.125%  180 months   01/15/00    1,489,861
                                28,954,134                                    $25,465,969
 Less unamortized
  discounts                     (1,990,373)

     Total                     $26,963,761

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rate utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1995, was 5.7%.


   On January 19, 1995, the Partnership refinanced the mortgage encumbering Outlet's Ltd. Mall. The total indebtedness refinanced was $1,765,589, of which $337,494 related to the first mortgage and $1,428,095 related to the second mortgage. The refinancing replaced the existing indebtedness which carried stated interest rates from 8.5% to 10.75 % with maturity dates ranging from April 1995 to October 1995. The new mortgage indebtedness of $1,820,000 carries a stated interest of 10.125% and is amortized over 180 months with a balloon payment due on January 15, 2000. As a result of the refinancing, the Partnership recognized an extraordinary loss of $32,181, due to the write-off of an unamortized mortgage discount and unamortized loan costs, during the fiscal year ended December 31, 1995.

Schedule of Rental Rates and Occupancy:

                                      Average Annual          Average Annual
                                      Rental Rates               Occupancy

 Property                           1995         1994         1995      1994
 Big Walnut Apartments          $5,924/unit  $5,653/unit       96%       97%
 LaFontenay I & II Apartments    6,623/unit   6,437/unit       94%       95%
 The Trails Apartments           6,251/unit   5,975/unit       97%       97%
 Greengsprings Apartments        4,729/unit   4,594/unit       92%       88%
 Outlet's Ltd. Mall              7.56/sq.ft   7.29/sq.ft       90%       94%

   As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available space.

   The following is a schedule of the lease expirations at Outlet's Limited Mall for the years beginning 1996 through the maturities of current leases:

                        Number of      Square       Annual     % of Gross
                       Expirations      Feet         Rent     Annual Rent

  Outlet's Ltd. Mall

         1996               2           6,894     $ 54,352          5.64%
         1997               10         24,190      219,202         22.74%
         1998               3          15,672      124,025         12.86%
         1999               7          24,815      223,756         23.21%
         2000               6          21,070      193,202         20.04%
         2001               3          12,305      101,477         10.53%

Real estate taxes and rates in 1995 for each property were:

                                       1995             1995
                                     Billing            Rate

 Big Walnut Apartments               $123,131          5.96%
 LaFontenay I & II Apartments          87,414          1.12%
 The Trails Apartments                 91,953          3.50%
 Greensprings Apartments              273,245          7.87%
 Outlet's Ltd. Mall                   151,538          5.43%

Item 3.   Legal Proceedings

   The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.   Submission of Matters to a Vote of Security Holders

   During the quarter ended December 31, 1995, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5.   Market for Partnership Equity and Related Partner Matters

   There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1995, there were 1,734 holders of record owning an aggregate of 1,224.25 Units.

   There were no distributions to the partners during 1994. During the year ended December 31, 1995, $1,861 of distributions were paid on behalf of the limited partners to the State of Indiana relating to the operations of Greensprings Manor Apartments. The Registrant does not anticipate making distributions during 1996.

   Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

   The Revenue Act of 1987 contained provisions which have an adverse impact on investors in " publicly traded partnerships." Accordingly, the General Partners have established a policy of imposing limited restrictions on the transferability of the Units in secondary market transactions. Implementation of this policy should prevent a public trading market from developing and may impact the ability of an investor to liquidate his investment quickly. It is expected that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 may permit the Registrant to lessen the scope of the restrictions.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.

Item 6.    Management's Discussion and Analysis or Plan of Operation

Results of Operations

   The Partnership's net loss as shown in the financial statements for the year ended December 31, 1995, was $212,107 versus $152,983 for the year ended December 31, 1994. The increased net loss for the year is primarily attributable to increases in general and administrative expenses and depreciation expense. Partially offsetting these increases in expenses was an increase in rental revenue. Rental revenue increased due to increased average annual rental rates at each of the apartment properties. Occupancy increased at Greensprings Manor Apartments due to improved customer service and upgrades at the property. Occupancy at Outlets Mall decreased as a result of the termination of the London Fog lease. General and administrative expense increased due to increases in partnership administration cost reimbursements. Depreciation expense increased due to increased capital improvements made at Outlets Mall.

   A $6,863 and $11,989 loss on disposal of property was recorded in 1995 and 1994, respectively, as the result of the write-off of roofs that were not fully depreciated at LaFontenay Apartments (1995 and 1994), Big Walnut Apartments
(1994) and The Trails Apartments (1994). During the year ended December 31, 1995, the Partnership recorded two casualties amounting to a $11,977 loss. Big Walnut Apartments incurred storm damage which resulted in a casualty gain of $2,358, net of insurance proceeds. The Trails Apartments continued to experience problems with the pool due to freeze damage and recorded a casualty loss of $14,335, net of insurance proceeds. The Partnership's properties experienced multiple casualties in 1994. Greensprings Apartments suffered fire damage, The Trails Apartments suffered freeze damage and LaFontenay Apartments suffered fire and storm damages. The Partnership recorded a casualty gain of $105,628 in 1994 as a result of these casualties. On January 19, 1995, the Partnership refinanced the mortgage encumbering Outlet's Ltd. Mall. As a result of the refinancing, the Partnership recognized an extraordinary loss of $32,181, due to the write-off of an unamortized mortgage discount and unamortized loan costs.

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

Liquidity and Capital Resources

   At December 31, 1995, the Partnership had unrestricted cash of $714,045 versus unrestricted cash of $794,412 at December 31, 1994. Net cash provided by operating activities increased due to a decrease in accounts receivable and other assets, which was partially offset by a decrease in accounts payable. Net cash used in investing activities increased due to an increase in property improvements. This increase was partially offset by an increase in insurance proceeds from property damage. Net cash used in financing activities decreased due to decreased payments on mortgage notes payable.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $26,963,761 (net of discount), with stated interest rates of 7.6% to 10.125%, has maturity dates ranging from June 1997 to November 2002. Included in the outstanding indebtedness is a first mortgage, secured by the LaFontenay Apartments, which matures June 1, 1997, with a principal balance due at maturity of $6,728,189. The Managing General Partner intends to refinance this indebtedness in order to obtain a more favorable interest rate. The Managing General Partner is exploring the feasibility of selling Outlet's Mall. If the Managing General Partner is not successful in selling this property, then the Managing General Partner also intends to refinance the first mortgage secured by the property in order to obtain a more favorable interest rate. There are no guarantees that a sale or refinance will be successful.

   No distributions were made during the year ended December 31, 1994. During the year ended December 31, 1995, $1,861 of distributions were paid on behalf of the limited partners to the State of Indiana relating to the operations of Greensprings Manor Apartments. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and the availability of the cash reserves.

ITEM 7.  FINANCIAL STATEMENTS


DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS


           Independent Auditors' Report

           Balance Sheet - December 31, 1995

           Statements of Operations - Years ended December 31, 1995 and 1994

           Statements of Changes in Partners Capital (Deficit) - Years ended December 31, 1995 and 1994

           Statements of Cash Flows - Years ended December 31, 1995 and 1994

           Notes to Financial Statements



INDEPENDENT AUDITORS' REPORT

                    Reports of Ernst & Young LLP, Independent Auditors


The Partners
Davidson Diversified Real Estate II, L.P.


We have audited the accompanying balance sheet of Davidson Diversified Real Estate II, L.P. (A Limited Parntership) as of December 31, 1995, and the related statements of operations, changes in partners' captial (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Parntership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Parntership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Diversified Real Estate II, L.P. (A Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 15, 1996

                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                                  BALANCE SHEET

                                December 31, 1995


 Assets
   Cash and cash equivalents:
      Unrestricted                                               $   714,045
      Restricted--tenant security deposits                           183,429
   Accounts receivable                                                74,368
   Escrow for taxes                                                  346,336
   Restricted escrows                                                642,739
   Other assets                                                      496,882
   Investment properties (Notes B and F):
      Land                                       $  2,878,470
      Buildings and related personal
         property                                  39,975,801
                                                   42,854,271
      Less accumulated depreciation               (17,512,566)    25,341,705

                                                                 $27,799,504
 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                              $   176,686
   Tenant security deposits                                          185,268
   Accrued taxes                                                     508,885
   Other liabilities                                                 302,263
   Mortgage notes payable (Notes B and F)                         26,963,761

 Partners' Capital (Deficit)
   General partners                              $   (442,689)
   Limited partners (1,224.25 units
      issued and outstanding)                         105,330       (337,359)

                                                                 $27,799,504
                 See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                            STATEMENTS OF OPERATIONS


                                                         Years Ended December 31,
                                                          1995             1994
 Revenues:
     Rental income                                    $ 7,986,235      $ 7,656,001
     Other income                                         628,752          661,936
        Total revenues                                  8,614,987        8,317,937

 Expenses:
     Operating                                          2,539,133        2,554,698
     General and administrative                           208,834          127,149
     Property management fees                             452,959          437,753
     Maintenance                                          998,762        1,065,376
     Depreciation                                       1,793,017        1,622,640
     Interest                                           2,545,942        2,601,113
     Property taxes                                       726,524          691,853
     Tenant reimbursements                               (489,098)        (536,023)
                                                        8,776,073        8,564,559
 Loss before loss on disposal of property,
   casualty (loss) gain and extraordinary item           (161,086)        (246,622)

 Loss on disposal of property                              (6,863)         (11,989)
 Casualty (loss) gain (Note G)                            (11,977)         105,628

         Loss before extraordinary loss                  (179,926)        (152,983)

 Extraordinary loss on retirement of debt (Note B)        (32,181)              --
         Net loss (Note D)                            $  (212,107)     $  (152,983)

 Net loss allocated to
   general partners (2%)                              $    (4,242)     $    (3,060)
 Net loss allocated to
   limited partners (98%)                                (207,865)        (149,923)
         Net loss                                     $  (212,107)     $  (152,983)

 Per limited partnership unit:
   Loss before extraordinary loss                     $   (144.03)     $   (122.46)
   Extraordinary loss                                      (25.76)              --
         Net loss                                     $   (169.79)     $   (122.46)

                 See Accompanying Notes to Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                            Limited
                                  Partnership    General      Limited
                                     Units      Partners      Partners         Total

 Original capital contributions    1,224.25    $   1,000    $24,485,000    $24,486,000

 Partners' (deficit) capital
    at December 31, 1993           1,224.25    $(435,387)   $   464,979    $    29,592

 Net loss for the year
    ended December 31, 1994              --       (3,060)      (149,923)      (152,983)

 Partners' (deficit) capital
    at December 31, 1994           1,224.25     (438,447)       315,056       (123,391)

 Distributions                           --           --         (1,861)        (1,861)

 Net loss for the year ended
    December 31, 1995                    --       (4,242)      (207,865)      (212,107)

 Partners' (deficit) capital
    at December 31, 1995           1,224.25    $(442,689)   $   105,330    $  (337,359)

                 See Accompanying Notes to Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                            STATEMENTS OF CASH FLOWS



                                                         Years Ended December 31,
                                                            1995           1994
 Cash flows from operating activities:
    Net loss                                            $  (212,107)   $  (152,983)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                       1,793,017      1,622,640
       Amortization of discounts and loan costs             255,319        308,691
       Loss on disposal of property                           6,863         11,989
       Casualty loss (gain)                                  11,977       (105,628)
       Extraordinary loss on retirement of debt              32,181             --
       Change in accounts:
        Restricted cash                                      14,917         13,050
        Accounts receivable                                  56,298         18,809
        Escrow for taxes                                    (61,170)        36,337
        Other assets                                          8,116        (63,524)
        Accounts payable                                   (257,493)         2,572
        Tenant security deposit liabilities                 (20,371)        (5,757)
        Accrued taxes                                        16,333        (77,730)
        Other liabilities                                   (28,907)       (45,181)
          Net cash provided by operating activities       1,614,973      1,563,285

 Cash flows from investing activities:
    Property improvements and replacements               (1,351,482)    (1,260,561)
    Deposits to restricted escrows                         (124,733)      (166,109)
    Receipts from restricted escrows                         78,796        169,425
    Insurance proceeds from property damage                 110,212         51,152
          Net cash used in investing activities          (1,287,207)    (1,206,093)

 Cash flows from financing activities:
    Payments on mortgage notes payable                     (430,001)      (612,640)
    Repayment of mortgage notes payable                  (1,765,589)            --
    Proceeds from long-term borrowings                    1,820,000             --
    Loan costs                                              (30,682)            --
    Distributions                                            (1,861)            --
          Net cash used in financing activities            (408,133)      (612,640)

 Net decrease in cash                                       (80,367)      (255,448)

 Cash at beginning of period                                794,412      1,049,860

 Cash at end of period                                  $   714,045    $   794,412
 Supplemental disclosure of cash flow information:
    Cash paid for interest                              $ 2,283,240    $ 2,314,525

                 See Accompanying Notes to Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      STATEMENTS OF CASH FLOWS (continued)

Supplemental Disclosure of Non-Cash Activity

Property Improvement and Replacements

Accounts payable was adjusted $40,626 at December 31, 1994, for non-cash amounts in connection with property improvements and replacements.

Property Damage

The changes in accounts receivable and accounts payable were adjusted by $163,890 and $56,286, respectively, at December 31, 1994, for non-cash amounts in connection with property damage.

The change in accounts receivable was adjusted by $25,000 at December 31, 1995 for non-cash amounts in connection with property damage.


                 See Accompanying Notes to Financial Statements

                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                          Notes to Financial Statements

                                December 31, 1995

Note A - Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Davidson Diversified Properties, Inc., an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates four residential and one commercial property located in or near major urban areas in the United States.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and a 99.9%
owned  partnership.    All  significant  interpartnership  balances   have  been
eliminated.

Allocations to Partners

Net income, other than that arising from the occurrence of a sale or refinancing, and net loss shall be allocated 2% to the general partners and 98% to the limited partners.

Cash from sales or refinancings shall be distributed in the following order of priority:

First, to the limited partners, an amount which when added to all prior distributions of cash from sales or refinancings shall equal their original invested capital, plus an amount which, when added to all prior distributions to the limited partners (excluding distributions which are deducted in the calculation of adjusted invested capital), will equal 8% per annum cumulative noncompounded on the adjusted invested capital, commencing the last day of the calendar quarter in which each limited partner is admitted to the partnership through the date of payment; and Second, after payment to an affiliate of the general partners of an amount equal to its subordinated real estate commissions, 85% of the remaining cash from sales or refinancings to the limited partners and 15% of the remaining cash from sales or refinancings to the general partners.

Restricted Escrows

  Capital Improvement Reserves - At the time of the prior refinancing of Big Walnut Apartments mortgage notes payable, proceeds were designated for a capital improvement escrow for certain capital improvements. At December 31, 1995, Big Walnut Apartments had unexpended balances of $18,105. The Managing General Partner anticipates all of the unexpended balances to be used in 1996 for certain routine capital expenditures and maintenance expenses. Upon completion of scheduled property improvements, any excess funds will be returned to the property for property operations.

Note A - Organization and Significant Accounting Policies (continued)

  Reserve Account - In addition to the Capital Improvement Reserve, a general Reserve Account of $202,800 was established with the refinancing proceeds for each refinanced property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until the reserve accounts equal $1,000 per apartment unit or $833,000 in total. At December 31, 1995, the account balances were
  $254,009 for Big Walnut Apartments and $280,326 for Greensprings Manor Apartments.

  Replacement Reserve - LaFontenay Apartments has a replacement reserve as required by its lender of $87,643 at December 31, 1995, for capital improvements.


Escrows for Taxes - These escrows are designated for the payment of real estate taxes as designated. The Partnership and external escrow agents currently maintain these accounts.

Investment Properties

Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation

Depreciation is calculated using the straight-line method over the estimated lives of the properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years. Effective generally for property placed in service on or after May 13, 1993, the Great Deficit Reduction Act of 1993 increases the depreciation period from 31.5 to 39 years, although transition rules apply to property placed in service before 1994.

Note A - Organization and Significant Accounting Policies (continued)

Present Value Discounts

Periodically, the Partnership incurs debt at below market rates. Present value discounts are recorded on the basis of prevailing market rates and are amortized using the interest method over the life of the related debt. The amortization expense is included in interest expense.

Loan Costs

Loan costs are included in "Other assets" and are being amortized on a straight-
line basis  over the life of the respective loans.   The amortization expense is
included in interest expense.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with Financial Accounting Standards Board Statement No. 13.

Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $32,747
(1995) and $22,859 (1994) more in rental income than was collected. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

For all other leases, minimum rents are recognized over the terms of the leases.

The Managing General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. During 1995, the properties offered various concessions including reduced rent for the first month, variable move-in allowances, and reduced security deposits. Concessions are charged to expense as incurred.

Restricted Cash - Tenant Security Deposits

The Partnership requires security deposits from all apartment lessees for the duration of the lease and are considered restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.


Note A - Organization and Significant Accounting Policies (continued)

Advertising Costs

Advertising costs of $315,359 and $308,795 for the years ended December 31, 1995, and December 31, 1994, respectively, are charged to expense as they are incurred and are included in operating expenses.

Reclassifications

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                                                                               Principal
                                 Monthly                         Principal      Balance
                                 Payment    Stated                Balance       Due At
                                Including  Interest   Maturity     Due At    December 31,
 Property                        Interest    Rate       Date      Maturity       1995
 Mortgages:
 Big Walnut Apartments
  1st mortgage                  $ 42,624     7.60%    11/15/02 $ 3,911,665   $ 5,050,619
  2nd mortgage                     1,058     7.60%    11/15/02     167,025       167,025

 LaFontenay I & II Apartments
  1st mortgage                    56,080     9.25%    06/01/97   6,728,189     6,795,133

 The Trails Apartments
  1st mortgage                    28,500      (1)     12/01/09   6,000,000     6,000,000

 Greensprings Apartments
  1st mortgage                    74,921     7.60%    11/15/02   6,875,645     8,877,590
  2nd mortgage                     1,859     7.60%    11/15/02     293,584       293,584

 Outlets Ltd. Mall
  1st mortgage                    19,697    10.125%   01/15/00   1,489,861     1,770,183

                                $224,739                       $25,465,969    28,954,134
 Less unamortized discounts                                                   (1,990,373)

        Total                                                                $26,963,761

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1995, was 5.7%.


The estimated fair values of the Partnership's aggregate debt is approximately $29,200,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76% for Big Walnut Apartments and Greensprings Apartments and 11.60% for The Trails Apartments.

Note B - Mortgage Notes Payable (continued)

On January 19, 1995, the Partnership refinanced the mortgage encumbering Outlet's Ltd. Mall. The total indebtedness refinanced was $1,765,589, of which $337,494 related to the first mortgage and $1,428,095 related to the second mortgage. The refinancing replaced the existing indebtedness which carried a stated interest rate from 8.5% to 10.75% with maturity dates ranging from April 1995 to October 1995. The new mortgage indebtedness of $1,820,000 carries a stated interest rate of 10.125% and is amortized over 180 months with a balloon payment due on January 15, 2000. As a result of the refinancing, the Partnership recognized an extraordinary loss of $32,181, as a result of the write-off of an unamortized mortgage discount and unamortized loan costs.

Mortgages are nonrecourse and are collateralized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable, subsequent to December 31, 1995, are as follows:

                   1996                        $   470,722
                   1997                          7,208,303
                   1998                            497,395
                   1999                            538,546
                   2000                          1,983,410
                Thereafter                      18,255,758

                                               $28,954,134

Note C - Leases

Property and improvements consist of apartment complexes and a shopping center which are under operating leases. Lease terms are one year or less for apartments and generally three to five years with renewal options for tenants of the shopping center.

Tenants of Outlet's Mall reimburse the shopping center for common area expenses, including taxes, utilities, and insurance.

Approximate minimum rentals for noncancelable operating leases with remaining terms of more than one year are as follows:

                   Year                           Amount

                   1996                        $  887,729
                   1997                           798,410
                   1998                           595,888
                   1999                           471,448
                   2000                           174,701
                   2001                            24,575
                                               $2,952,751

Note C - Leases (continued)

These amounts do not include contingent rentals determined as a percentage of tenant sales and reimbursement for real estate taxes and common area maintenance costs.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss:

                                                     1995           1994

 Net loss as reported                            $ (212,107)   $  (152,983)
 Add (deduct):
   Depreciation differences                        (214,191)      (298,504)
   Amortization of present value discounts           51,447         53,644
   Disposal of property                               6,863        (42,486)
   Unearned income                                  (17,269)        72,984
   Miscellaneous                                     (4,323)        (5,995)

 Federal taxable loss                            $ (389,580)    $ (373,340)

 Federal taxable loss per limited
     partnership unit                            $  (311.85)   $   (298.85)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


     Net deficit as reported                        $  (337,359)
     Land and buildings                               3,642,977
     Accumulated depreciation                        (9,591,806)
     Mortgage discount                               (1,260,131)
     Other                                              124,302
     Net deficit - Federal tax basis                $(7,422,017)


Note E - Transactions with Affiliated and Other Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following were paid to the Managing General Partner and affiliates in 1995 and in 1994:

                                               Years Ended December 31,
                                                  1995         1994

 Property management fees                       $370,224    $355,541
 Reimbursement for services from affiliates      150,538     157,845

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

Note F - Investment Properties and Accumulated Depreciation


                                              Initial Cost
                                             To Partnership
                                                                       Cost
                                                      Buildings    Capitalized
                                                     and Related    (Removed)
                                                      Personal    Subsequent to
                          Encumbrances     Land       Property      Acquisition

 Apartment Properties

 LaFontenay               $ 6,795,133    $ 650,000  $ 6,719,151   $  1,202,593
 Big Walnut                 5,217,644      520,000    6,504,629        917,256
 The Trails                 6,000,000      585,857    7,053,654        432,845
 Greensprings Manor         9,171,174      847,613    9,684,560      1,227,171
 Shopping Center
 Outlets Ltd. Mall          1,770,183      275,000    4,519,041      1,714,901

                           28,954,134
Less unamortized
  discounts                (1,990,373)

      Totals              $26,963,761   $2,878,470  $34,481,035   $  5,494,766

Note F - Investment Properties and Accumulated Depreciation (continued)


                                              Gross Amount At Which Carried
                                                    At December 31, 1995
                                       Buildings
                                      And Related
                                       Personal                       Accumulated       Date of       Date    Depreciable
  Description             Land          Property         Total        Depreciation   Construction   Acquired   Life-Years
Apartment Properties
LaFontenay              $  650,000    $ 7,921,744     $ 8,571,744      $ 3,659,682     1971-1973     10/31/84     5-25
Big Walnut                 520,000      7,421,885       7,941,885        3,360,504      1971         03/28/85     5-25
The Trails                 585,857      7,486,499       8,072,356        3,282,066     1984-1985     08/30/85     5-25
Greensprings Manor         847,613     10,911,731      11,759,344        4,923,775    1970-1975      09/30/85     5-25
Shopping Center
Outlets Ltd. Mall          275,000      6,233,942       6,508,942        2,286,539       1980        12/31/84     5-25

   Totals               $2,878,470    $39,975,801     $42,854,271      $17,512,566

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                              Years Ended October 31,
                                                1995           1994
 Real Estate
 Balance at beginning of year             $41,528,527    $40,361,230
   Property improvements                    1,351,482      1,301,187
   Disposals of property                      (25,738)      (133,890)
 Balance at End of Year                   $42,854,271    $41,528,527

 Accumulated Depreciation
 Balance at beginning of year             $15,738,424    $14,184,557
   Additions charged to expense             1,793,017      1,622,640
   Disposals of property                      (18,875)       (68,773)
 Balance at end of year                   $17,512,566    $15,738,424

Note F - Investment Properties and Accumulated Depreciation (continued)

The aggregate cost of the investment  properties for Federal income tax  purposes
at December 31, 1995 and 1994 is $46,497,248 and $45,148,125, respectively.   The
accumulated depreciation  taken for Federal  income tax purposes at  December 31,
1995 and 1994 is $27,104,372 and $25,097,164, respectively.

Note G - Casualty (Loss) Gain

The   Partnership's   properties  experienced   multiple   casualties  in   1994.
Greensprings  suffered  fire  damage  resulting  in  the  receipt  of  $4,655  of
insurance proceeds  and a  $4,765 casualty loss  for 1994.   The  Trails suffered
freeze damage resulting  in the  receipt of $37,003  of insurance proceeds and  a
$3,111  casualty   gain  for  1994.     LaFontenay  suffered   fire,  storm,  and
miscellaneous damages resulting  in insurance proceeds of  approximately $227,598
and a corresponding casualty gain  of $107,282 for  1994.   A $163,890 receivable
for  insurance proceeds and  a $56,286  payable related  to the fire  damage were recorded in relation to the $107,282 gain recognized by LaFontenay in 1994.

The Partnership's  properties experienced  two casualties  in 1995.   Big  Walnut
Apartments incurred  storm damage which  resulted in  a casualty gain  of $2,358,
net  of  insurance proceeds.    The  Trails  Apartments  continued to  experience
problems with  the pool  due to  freeze damage  and recorded  a casualty loss  of
$14,335, net of insurance proceeds.

Item 8.    Changes  in  and  Disagreements  with  Accountants  on  Accounting and
           Financial Disclosure

     None.
                                    PART III

Item 9.    Directors,  Executive   Officers,  Promoters   and  Control   Persons;
           Compliance with Section 16(a) of the Exchange Act

    The Registrant  does  not have  any  directors  or officers.    The  Managing
General Partner,  Davidson Diversified  Properties, Inc., is  responsible for the management and  control of substantially all  of the  Registrant's operations and has general  responsibility and ultimate authority  in all  matters affecting the
Registrant's business.  The Individual General Partner, in  his capacity as such, did  not  devote  any  material  amount  of business  time  or  attention  to the
Registrant's affairs.



    The present officers of the Managing General Partner are listed below:


Name                                        Age          Position

Carroll D. Vinson                           55           President

Robert D. Long, Jr.                         28           Controller and Principal
                                                         Accounting Officer

William H. Jarrard, Jr.                     49           Vice President

John K. Lines                               36           Vice President and
                                                         Secretary

Kelley M. Buechler                          38           Assistant Secretary


Carroll D. Vinson has been President of Davidson Diversified Properties, Inc.
since August of 1994. Prior to that, from April 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer of Davidson
Diversified Properties, Inc.  Prior to joining Metropolitan Asset Enhancement,
L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of
Insignia Financial Group, Inc. ("Insignia").  He is also Vice President of
Davidson Diversified Properties, Inc. and Vice President of Davidson Properties,
Inc., an affiliate of Davidson Diversified Properties, Inc. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S.
Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994.
From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and
Vice President of Oewen Financial Corporation in West Palm Beach, Florida.  From
October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One
Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S.
Shelter.  Ms. Buechler is a graduate of the University of North Carolina.

Item 10.   Executive Compensation

     The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1995 or 1994. See "Item
12" below and "Note E" of the Notes to the Financial Statements for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1995, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

     As of December 31, 1995, no director or officer of the Managing General
Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


Item 12.  Certain Relationships and Related Transactions

     No transactions have occurred between the Partnership and any officer or director of Davidson Diversified Properties, Inc.

     During the years ended December 31, 1995, and December 31, 1994, the transactions that occurred between the Partnership and Davidson Diversified
Properties, Inc. and affiliates of Davidson Diversified Properties, Inc. pursuant to the terms of the Agreement are disclosed under "Note E" of the Partnership's
Financial Statements included under "Item 7", which is hereby incorporated by reference.

Item 13. Exhibits and Reports on Form 8-K

          (a)   Exhibits:  See Exhibit Index contained herein.

          (b) No Reports on Form 8-K were filed during the fourth quarter of 1995.

                                    SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           By: Davidson Diversified Properties, Inc., as Managing General Partner



                           By:     /s/Carroll D. Vinson
                                   Carroll D. Vinson
                                   President

                           Date:   March 21, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson          President                  March 21, 1996
Carroll D. Vinson



/s/Robert D. Long, Jr.        Controller                 March 21, 1996
Robert D. Long, Jr.           (Principal Accounting
                              Officer)


                                   EXHIBIT INDEX


Exhibit

3 Partnership Agreement dated June 11, 1984, as amended is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated
            October 16, 1984 as filed with the Commission pursuant to Rule 424(b) under the Act.

3B Amendment No. 1 to the Partnership Agreement dated August 1, 1985 is incorporated by reference to Exhibit 3B to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1985.

4 Certificate of Limited Partnership dated June 11, 1984 is incorporated by reference to Exhibit 4 to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1987.

4A Certificate of Amendment to Limited Partnership dated July 17, 1984 is incorporated by reference to Exhibit 4A to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1987.

4B Restated Certificate of Limited Partnership dated October 5, 1984 is incorporated by reference to Exhibit 4B to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1987.

10A Agent's Agreement dated October 16, 1984 by and among the Registrant and Harvey Freeman & Sons, Inc. is incorporated by reference to
            Exhibit 10B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

10B         Agreement Among Agents dated October 16, 1984 by and among Harvey
            Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Arkansas, Harvey
            Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of
            Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman &
            Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi,
            Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman & Sons,
            Inc. of Ohio and Harvey Freeman & Sons, Inc. of South Carolina is incorporated by reference to Exhibit 10C to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1984.

10C Acquisition and Disposition Services Agreement dated October 16, 1984 between the Registrant and Criswell Freeman Company is incorporated by reference to Exhibit 10D to the Registrant's Annual Report on Form 10-
            K for the fiscal year ended December 31, 1984.

10D         Purchase Agreement Phases I and II dated October 3, 1984 between NTS-
            LaFontenay Partners and Tennessee Trust Company, Trustee, is incorporated by reference to Exhibit 10E to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-
            92313) as filed on October 15, 1984.

10E Modification of Purchase Agreements dated October 31, 1984 by and amount NTS-LaFontenay Partners, the Registrant and LaFontenay
            Associates is incorporated by reference to Exhibit 10F to Post-
            Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-92313) as filed on January 15, 1985.

10F         Contract for Sale of Real Estate for Outlets Ltd. Mall dated November
            15, 1984 between Company Stores Development Corp. and Tennessee Trust
            Company, as Trustee, is incorporated by reference to Exhibit 10G to Post-Effective Amendment No. 1 to the Registrant's Registration
            Statement on Form S-11 (Registration No. 2-92313) as filed on January
            15, 1985.

10G         Submanagement Agreement dated December 31, 1984 between Harvey Freeman
            & Sons, Inc., Company Stores Management Corp. and the Registrant is incorporated by reference to Exhibit 10H to Post-Effective Amendment
            No. 1 to the Registrant's Registration Statement on Form S-11
            (Registration No. 2-92313) as filed on January 15, 1985.

10H         Assignment of Purchase Agreement dated October 25, 1984 between
            Tennessee Trust Company, Trustee, and the Registrant relating to assignment of Purchase Agreement for LaFontenay Apartments is incorporated by reference to Exhibit 10I to Post-Effective Amendment
            No. 1 to the Registrant's Registration Statement on Form S-11
            (Registration No. 2-92313) as filed on January 15, 1985.

10I         Contract for Sale of Real Estate for Big Walnut Apartments dated
            December 6, 1984 between Community Development Company, an Ohio limited partnership and Tennessee Trust Company, as Trustee, is incorporated by reference to Exhibit 10(b) to the Registrant's Current
            Report on Form 8-K dated March 28, 1985.

10J Assignment of Contract for Sale of Real Estate dated March 22, 1985 between Tennessee Trust Company, Trustee, and the Registrant, relating to assignment of Purchase Agreement for Big Walnut Apartments is incorporated by reference to Exhibit 10(a) to the Registrant's Current
            Report on Form 8-K dated march 28, 1985.

10K         Contract for Sale of Real Estate for the Trails Apartments dated July
            31, 1985 between Trails of Nashville Associates, Ltd., a Tennessee limited partnership by reference to Exhibit 10(b) to the Registrant's
            Current Report on Form 8-K dated August 30, 1985.

10L Assignment of Contract for Sale of Real Estate dated August 28, 1985 between Tennessee Trust Company, as Trustee and the Registrant, relating to assignment of Contract for Sale of Real Estate for The
            Trails Apartments is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated August 30, 1985.

10M Contract for Sale of Real Estate for Greenspring Manor Apartments dated July 15, 1985 between Greenspring Apartments Associates, an
            Indiana limited partnership and Tennessee Trust Company, as Trustee, is incorporated by reference to Exhibit 20(d) to the Registrant's current Report on Form 8-K dated August 30, 1985.

10N Assignment of Contract for Sale of Real Estate dated August 28, 1985 between Tennessee Trust Company, as Trustee and the Registrant, relating to assignment of Contract for Sale of Real Estate for Greenspring Manor apartments is incorporated by reference to Exhibit
            10(c) to the Registrant's Current Report on Form 8-K dated August 30,
            1985.

10O         Tennessee Note dated September 25, 1980 executed by Company Stores
            Development Corp. payable to TVB Mortgage Corporation relating to
            Outlets, Ltd. Mall is incorporated by reference to Exhibit 10GG to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1985.

10P         Deed of Trust and Security Agreement dated September 25, 1980 between
            Company Stores Development Corp. and TVB Mortgage Corporation relating to Outlets, Ltd. Mall is incorporated by reference to Exhibit 10HH to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1985.

10Q         Note secured by Real Estate dated October 21, 1985 payable to First
            American National Bank of Nashville executed by the Registrant relating to Outlet's, Ltd. Mall is incorporated by reference to
            Exhibit 10II to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10R Deed of Trust and Security Agreement dated October 21, 1985 executed by the Registrant in favor of First American National Bank of Nashville relating to Outlet's Ltd. Mall is incorporated by reference to Exhibit 10EE to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10S Mortgage Note dated March 27, 1985 executed by the Registrant payable to The Great-West Life Assurance Company relating to Big Walnut
            Apartments is incorporated by reference to Exhibit 10KK to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1985.

10T         Mortgage and Security Agreement dated March 27, 1985 between the
            Registrant and The Great-West Life Assurance company relating to Big
            Walnut Apartments is incorporated by reference to Exhibit 10Ll to the Registrant's annual Report on Form 10-K for the fiscal year ended
            December 31, 1985.

10U Mortgage Note dated March 27, 1985, executed by the Registrant payable to BANCOhio National Bank relating to Big Walnut Apartments is incorporated by reference to Exhibit 10MM to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1985.

10V Open-End Mortgage and Security Agreement dated March 27, 1985 between the Registrant and BANCOhio National Bank relating to Big Walnut
            Apartments is incorporated by reference to Exhibit 10NN to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1985.

10W         Deed of Trust and Security Agreement dated December 1, 1984 between
            Trails of Nashville Associates, Ltd., and Capital Holding Corporation relating to The Trails Apartments is incorporated by reference to
            Exhibit 10QQ to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10X         Note dated December 28, 1984 executed by Trails of Nashville
            Associates, Ltd., payable to The Industrial Development Board of the
            Metropolitan Government of Nashville and Davidson County relating to
            The Trails Apartments is incorporated by reference to Exhibit 10RR to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1985.

10Y         Wraparound Mortgage Note dated September 30, 1985 payable to
            Greenspring Apartments Associates executed by the Registrant relating to Greenspring Manor Apartments is incorporated by reference to
            Exhibit 10SS to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10Z         Wraparound Mortgage Note dated September 30, 1985 between Green Spring
            Apartments Associates and the Registrant relating to Green Spring
            Manor apartments is incorporated by reference to Exhibit 10TT to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1985.

10AA        Memorandum of Understanding among SEC Realty Corp., Tennessee
            Properties, L.P., Freeman Mortgage Corporation, J. Richard Freeman, W.
            Criswell Freeman and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10DDD to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10BB        Partnership Administration and Consultation Agreement among Freeman
            Properties, Inc., Freeman Diversified Properties, Inc., Residual
            Equities Limited and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10EEE to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10CC        Partnership Agreement of La Fontenay, L.P. dated May 15, 1990 owned
            99.9% by the Registrant relating to refinancing of La Fontenay
            Apartments is incorporated by reference to Exhibit 10FFF to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1990.

10DD        Multifamily Note with Addendum dated May 24, 1990 executed by La
            Fontenay, L.P. payable to the Patrician Mortgage Company relating to La Fontenay Apartments is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December
            31, 1990.

10EE        Multifamily Mortgage with Rider dated May 24, 1990 executed by La
            Fontenay, L.P. in favor of the Patrician Mortgage Company relating to LaFontenay Apartments is incorporated by reference to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1990.

10FF        Termination Agreement, dated December 31, 1991 among Jacques-Miller,
            Inc., Jacques-Miller Property Management, Davidson Diversified
            Properties, Inc., and Supar, Inc. is incorporated by reference to
            Exhibit 10JJJ to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10GG        Assignment of Limited Partnership Interest of Freeman Equities,
            Limited, dated December 31, 1991 between Davidson Diversified properties, Inc. and Insignia Jacques-Miller, L.P. is incorporated by reference to Exhibit 10KKK to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1991.

10HH Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc.
            and MAE GP Corporation is incorporated by reference to Exhibit 10LLL to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10II Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation is incorporated by reference to Exhibit 10MMM to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10JJ  (a)    First Deeds of Trust and Security Agreements dated October 28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit
             Corporation, a Virginia Corporation, securing Greensprings Manor is incorporated by reference to Exhibit 10JJ (a) to the Registrant's
             Annual Report on Form 10-KSB for the fiscal year ended December 31,
             1992.

      (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit
             Corporation, a Virginia Corporation, securing Greensprings Manor is incorporated by reference to Exhibit 10JJ (b) to the Registrant's
             Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (c)    First Assignments of Leases and Rents dated October 28, 1992 between
             Big Walnut, L.P. and First Commonwealth Realty Credit Corporation, a
             Virginia Corporation, securing Greensprings Manor is incorporated by reference to Exhibit 10JJ (c) to the Registrant's Annual Report on
             Form 10-KSB for the fiscal year ended December 31, 1992.

      (d)    Second Assignments of Leases and Rents dated October 28, 1992 between
             Big Walnut, L.P. and First Commonwealth Realty Credit Corporation, a
             Virginia Corporation, securing Greensprings Manor is incorporated by reference to Exhibit 10JJ (d) to the Registrant's Annual Report on
             Form 10-KSB for the fiscal year ended December 31, 1992.

      (e)    First Deeds of Trust Notes dated October 28, 1992 between Big Walnut,
             L.P. and First Commonwealth Realty Credit Corporation, relating to
             Greensprings Manor is incorporated by reference to Exhibit 10JJ (e) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (f)    Second Deeds of Trust Notes dated October 28, 1992 between Big
             Walnut, L.P. and First Commonwealth Realty Credit Corporation, relating to Greensprings Manor is incorporated by reference to
             Exhibit 10JJ (f) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

10KK  (a)    First Deeds of Trust and Security Agreements dated October 28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit
             Corporation, a Virginia Corporation, securing Big Walnut is incorporated by reference to Exhibit 10KK (a) to the Registrant's
             Annual Report on Form 10-KSB for the fiscal year ended December 31,
             1992.

      (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit
             Corporation, a Virginia Corporation, securing Big Walnut is incorporated by reference to Exhibit 10KK (b) to the Registrant's
             Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (c)    First Assignments of Leases and Rents dated October 28, 1992 between
             Big Walnut, L.P. and First Commonwealth Realty Credit Corporation, a
             Virginia Corporation, securing Big Walnut is incorporated by reference to Exhibit 10KK (c) to the Registrant's Annual Report on
             Form 10-KSB for the fiscal year ended December 31, 1992.

      (d)    Second Assignments of Leases and Rents dated October 28, 1992 between
             Big Walnut, L.P. and First Commonwealth Realty Credit Corporation, a
             Virginia Corporation, securing Big Walnut is incorporated by reference to Exhibit 10KK (d) to the Registrant's Annual Report on
             Form 10-KSB for the fiscal year ended December 31, 1992.

      (e)    First Deeds of Trust Notes dated October 28, 1992 between Big Walnut,
             L.P. and First Commonwealth Realty Credit Corporation, relating to
             Big Walnut is incorporated by reference to Exhibit 10KK (e) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
             December 31, 1992.

      (f)    Second Deeds of Trust Notes dated October 28, 1992 between Big
             Walnut, L.P. and First Commonwealth Realty Credit Corporation, relating to Big Walnut is incorporated by reference to Exhibit 10KK
             (f) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

10LL  (a)    Loan Agreement dated June 30, 1993 between Outlet's Mall, L.P. and
             First American National Bank setting forth the terms and conditions of the loan, as a condition of extending the maturity date.

      (b)    Renewal Note Secured by Real Estate dated June 30, 1993 between
             Outlet's Mall, L.P. and First American National Bank to extend the maturity date of the loan until April 1, 1995.

      (c)    Loan Modification and Agreement dated January 18, 1995 between
             Outlet's Mall, L.P. and First American National Bank setting forth the new terms and conditions of the loan.

16 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 30, 1992.

27    Financial Data Schedule

99A   Agreement of Limited Partnership for Big Walnut, L.P. between Davidson
      Diversified Properties, Inc. and Davidson Diversified Real Estate II, L.P.
      entered into on August 23, 1991 is incorporated by reference to Exhibit 99A to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
      December 31, 1992.

99B   Agreement of Limited Partnership for Outlet's Mall, L.P. between Outlet's
      Mall GP Limited Partnership and Davidson Diversified Real Estate II, L.P. is incorporated by reference to Exhibit 99B to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.


