Form 10QSB
period 1996-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1996-05-10
CIK 750258

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT

                  For the transition period.........to.........

                         Commission file number 0-14483


             DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)


         Delaware                                             62-1207077
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (864) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


a)                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
       Unrestricted                                                 $    871
       Restricted--tenant security deposits                              184
    Accounts receivable                                                   39
    Escrows for taxes and insurance                                      364
    Restricted escrows                                                   921
    Other assets                                                         451
    Investment properties
       Land                                             $  2,878
       Buildings and related personal property            40,057
                                                          42,935
       Less accumulated depreciation                     (17,935)     25,000

                                                                    $ 27,830

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                                $    102
    Tenant security deposits                                             185
    Accrued taxes                                                        544
    Other liabilities                                                    529
    Mortgage notes payable                                            26,883

 Partners' (Deficit) Capital
    General partners                                    $   (444)
    Limited partners (1,224.25 units issued
       and outstanding)                                       31        (413)

                                                                    $ 27,830


           See Accompanying Notes to Consolidated Financial Statements

b)                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                    Three Months Ended
                                                         March 31,
                                                    1996           1995
 Revenues:
   Rental income                                 $  2,162       $  2,114
   Other income                                       194            167
     Total revenues                                 2,356          2,281

 Expenses:
   Operating                                          746            722
   General and administrative                          82             46
   Maintenance                                        221            211
   Depreciation                                       473            422
   Interest                                           617            651
   Property taxes                                     189            154
   Bad debt                                            40             --
     Total expenses                                 2,368          2,206

 (Loss) income before loss on disposal of
     property and extraordinary loss                  (12)            75

   Loss on disposal property                          (64)            --

 (Loss) income before extraordinary item              (76)            75
     Extraordinary loss on retirement of               --            (32)

         Net (loss) income                       $    (76)      $     43

 Net (loss) income allocated to general
     partners (2%)                                     (2)             1
 Net (loss) income allocated to limited
     partners (98%)                                   (74)            42

         Net (loss) income                       $    (76)      $     43

 Per limited partnership unit:
   Net (loss) income before extraordinary
     item                                        $ (60.45)      $  60.04
   Extraordinary loss                                  --         (25.62)
         Net (loss) income                       $ (60.45)      $  34.42


           See Accompanying Notes to Consolidated Financial Statements

c)                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                        Unit       Partners      Partners        Total
 Original capital contributions       1,224.25     $     1       $24,485        $24,486

 Partners' (deficit) capital at
    December 31, 1995                 1,224.25     $  (442)      $   105        $  (337)

 Net loss for the three months
    ended March 31, 1996                    --          (2)          (74)           (76)

 Partners' (deficit) capital at
    March 31, 1996                    1,224.25     $  (444)      $    31        $  (413)

           See Accompanying Notes to Consolidated Financial Statements

d)                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                             Three Months Ended
                                                                 March 31,
                                                             1996           1995
 Cash flows from operating activities:
   Net (loss) income                                        $    (76)     $     43
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
     Depreciation                                                473           422
     Bad debt                                                     40            --
     Amortization of discounts, loan costs
        and intangibles                                           65            72
     Extraordinary loss on retirement of debt                     --            32
     Loss on disposal of property                                 64            --
   Change in accounts:
     Restricted cash                                              --            (4)
     Accounts receivable                                          (4)           36
     Escrows for taxes and insurance                             (18)          (11)
     Other assets                                                 14            11
     Accounts payable                                            (68)         (158)
     Tenant security deposit liabilities                          --            (1)
     Accrued taxes                                                35            12
     Other liabilities                                            (1)          (18)

          Net cash provided by operating activities              524           436

 Cash flows from investing activities:
   Insurance proceeds                                            227            --
   Property improvements and replacements                       (202)         (338)
   Deposits to restricted escrows                               (281)          (27)
   Withdrawals from restricted escrows                             3            28

          Net cash used in investing activities                 (253)         (337)

 Cash flows from financing activities:
   Payments on mortgage notes payable                           (114)         (104)
   Repayment of mortgage notes payable                            --        (1,765)
   Proceeds from long-term borrowings                             --         1,820
   Loan costs                                                     --           (31)
   Distributions                                                  --            (2)

          Net cash used in financing activities                 (114)          (82)

 Net increase in cash                                            157            17

 Cash at beginning of period                                     714           795

 Cash at end of period                                      $    871       $   812

 Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $    554       $   579

           See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Davidson Diversified Real Estate II, L.P.'s (the "Partnership") annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following were paid to the Managing General Partner and affiliates for the three months ended March 31, 1996 and 1995.


                                                  Three Months Ended
                                                      March 31,
                                                    (in thousands)
                                                 1996            1995

 Property management fees                        $104            $113
 Reimbursement for services of affiliates          50              37


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                               Average Occupancy
                                                1996       1995

 Big Walnut Apartments                          95%        95%
    Columbus, Ohio

 Lafontenay Apartments                          94%        95%
    Louisville, Kentucky

 The Trails Apartments                          94%        98%
    Nashville, Tennessee

 Greensprings Manor Apartments                  93%        87%
    Indianapolis, Indiana

 Outlet's Ltd. Mall                             84%        91%
    Murfreesboro, Tennessee

Occupancy at The Trails Apartments decreased due to move outs relating to job transfers out of the Nashville area and due to tenants buying homes due to
attractive interest rates.   The Managing General Partner attributes the
increase in occupancy at Greensprings Manor Apartments to successful marketing efforts on efficiency apartments. Outlet's Mall also had a decrease in occupancy primarily due to the move out of Leslie Fay, a tenant that occupied 6,250 square feet or 6% of the total space.

The Partnership's net loss for the first three months of 1996 was $76,000 versus net income of $43,000 for the same period in 1995. Revenue increased slightly but was offset by increases in general and administrative and depreciation expenses. Other income increased due to an increase in lease cancellation fees and cleaning and damage fees at Greensprings Manor Apartments. The property experienced greater turnover compared to the prior year, which in turn increased cleaning and lease cancellation fees. General and administrative expense increased primarily due to an increase in partnership administration cost reimbursements. Depreciation expense increased due to additional purchases of depreciable fixed assets. Bad debt expense relates to reserves that were set up due to tenants at Greensprings Manor Apartments that had been evicted, yet still had outstanding accounts receivable balances. On January 8, 1996, a fire at The Trails Apartments destroyed four apartment units. The write-off of these units, which were not yet fully depreciated, resulted in a $64,000 loss on disposal of property. At March 31, 1996, reconstruction of these units had not began.

On January 19, 1995, the Partnership refinanced the mortgage encumbering Outlet's Ltd. Mall. The total indebtedness refinanced was $1,766,000 of which $337,000 related to the first mortgage and $1,428,000 related to the second mortgage. The refinancing replaced the existing indebtedness which carried stated interest rates from 8.5% to 10.75% with maturity dates ranging from April 1995 to October 1995. The new mortgage indebtedness of $1,820,000 carries a stated interest rate of 10.125% and is amortized over 180 months with a balloon payment due on January 15, 2000. As a result of the refinancing, the Partnership recognized an extraordinary loss of $32,000, as a result of the write-off of an unamortized mortgage discount and unamortized loan costs.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

The Partnership had unrestricted cash of $871,000 at March 31, 1996, versus unrestricted cash of $812,000 of March 31, 1995. Net cash provided by operating activities increased as a result of a lesser decrease in account payable. Net cash used in investing activities was less for the three months ended March 31, 1996, versus the three months ended March 31, 1995. This decrease is due to decreased property improvements and replacements. In addition, insurance proceeds of $227,000 were received for the four destroyed apartment units at The Trails Apartments. The proceeds were deposited in a restricted escrow account in which funds can be drawn as expenses for the reconstruction of these units begins.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $26,883,000 (net of discount), with stated interest rates of 7.6% to 10.125%, has maturity dates ranging from June 1997 to November 2002. Included in the outstanding indebtedness is a first mortgage, secured by the LaFontenay Apartments, which matures June 1, 1997, with a principal balance due at maturity of $6,728,000. The Managing General Partner intends to refinance this indebtedness in order to obtain a more favorable interest rate. The Managing General Partner is exploring the feasibility of selling Outlet's Mall. If the Managing General Partner is not successful in selling this property, then the Managing General Partner also intends to refinance the first mortgage secured by the property in order to obtain a more favorable interest rate. There are no guarantees that a sale or refinance will be successful.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits: None

    (b) Reports on Form 8-K: None filed during the three months ended March 31, 1996.

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


                        DAVIDSON DIVERSIFIED REAL ESTATE II

                        By:    Davidson Diversified Properties, Inc.
                               Managing General Partner



                        By:    /s/Carroll D. Vinson
                               Carroll D. Vinson
                               President



                        By:    /s/Robert D. Long, Jr.
                               Robert D. Long, Jr.
                               Vice President/CAO


                        Date:  May 10, 1996