Form 10QSB
period 1996-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1996-08-09
CIK 750258

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

                  For the quarterly period ended June 30, 1996

                                       or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  Yes  X    No      .





                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)           DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996


 Assets
    Cash and cash equivalents:
       Unrestricted                                               $    999
       Restricted--tenant security deposits                            190
    Accounts receivable                                                 68
    Escrow for taxes                                                   355
    Restricted escrows                                                 961
    Other assets                                                       432
    Investment properties:
       Land                                          $  2,878
       Buildings and related personal property         40,366
                                                       43,244
       Less accumulated depreciation                  (18,415)      24,829
                                                                  $ 27,834

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                              $    235
    Tenant security deposits                                           191
    Accrued taxes                                                      505
    Other liabilities                                                  274
    Mortgage notes payable                                          26,800

 Partners' Capital (Deficit)
    General partners                                 $   (439)
    Limited partners (1,224.25 units
       issued and outstanding)                            268         (171)

                                                                  $ 27,834

           See Accompanying Notes to Consolidated Financial Statements

b)           DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      1996         1995          1996          1995
 Revenues:
    Rental income                  $  2,178     $  2,126      $  4,340      $  4,240
    Other income                        191          147           385           314
       Total revenues                 2,369        2,273         4,725         4,554

 Expenses:
    Operating                           830          786         1,576         1,510
    General and administrative           78           60           160           105
    Maintenance                         245          211           466           422
    Depreciation                        480          442           953           864
    Interest                            626          608         1,243         1,258
    Bad debt recovery, net              (40)          --            --            --
    Property taxes                      156          176           345           330
       Total expenses                 2,375        2,283         4,743         4,489

 (Loss) income before loss on
    disposal of property,
    casualty item and
    extraordinary item                   (6)         (10)          (18)           65

    Loss on disposal of property         (2)          --            (2)           --
    Casualty gain (loss)                250          (12)          186           (12)
 Income (loss) before
    extraordinary item                  242          (22)          166            53
    Extraordinary loss on
       retirement of debt                --           --            --           (32)

       Net income (loss)           $    242     $    (22)     $    166      $     21

 Net income allocated
    to general partners (2%)       $      5     $     --      $      3      $     --

 Net income (loss) allocated
    to limited partners (98%)           237          (22)          163            21
       Net income (loss)           $    242     $    (22)     $    166      $     21

 Per limited partnership unit:
    Income (loss) before
       extraordinary item          $ 193.59     $ (17.97)     $ 133.14      $  42.43
    Extraordinary loss                   --           --            --        (25.62)

       Net income (loss)           $ 193.59     $ (17.97)     $ 133.14      $  16.81

           See Accompanying Notes to Consolidated Financial Statements

c)           DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partners      Partners         Total
 Original capital contributions    1,224.25      $     1       $24,485         $24,486

 Partners' (deficit) capital
    at December 31, 1995           1,224.25      $  (442)      $   105         $  (337)

 Net income for the six months
    ended June 30, 1996                  --            3           163             166

 Partners' (deficit) capital
    at June 30, 1996               1,224.25      $  (439)      $   268         $  (171)

          See Accompanying Notes to Consolidated Financial Statements

d)           DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                            1996          1995
 Cash flows from operating activities:
    Net income                                            $   166       $    21
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation                                           953           864
       Amortization of loan costs, discounts                  131           127
        and lease concessions
       Casualty (gain) loss                                  (186)           12
       Extraordinary loss on retirement
        of debt                                                --            32
       Loss on disposal of property                             2            --
    Change in accounts:
       Restricted cash                                         (7)           (2)
       Accounts receivable                                     33            85
       Escrow deposits for taxes                               (8)          (28)
       Other assets                                            (2)           (4)
       Accounts payable                                        28           (48)
       Tenant security deposit liabilities                      6            (1)
       Accrued taxes                                           (4)           (2)
       Other liabilities                                      (29)           14

            Net cash provided by operating
                activities                                  1,083         1,070

 Cash flows from investing activities:
    Property improvements and replacements                   (473)         (811)
    Deposits to restricted escrow                            (321)          (65)
    Receipts from restricted escrow                             3            28
    Insurance proceeds from property damage                   227             6

            Net cash used in investing activities            (564)         (842)

 Cash flows from financing activities:
    Principal payments on notes payable                      (231)         (210)
    Repayment of mortgage notes payable                        --        (1,765)
    Proceeds from long-term borrowings                         --         1,820
    Loan costs                                                 (3)          (31)
    Distributions                                              --            (2)

            Net cash used in financing activities            (234)         (188)

 Net increase in cash                                         285            40

 Cash and cash equivalents at beginning of period             714           794

 Cash and cash equivalents at end of period               $   999       $   834

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest              $ 1,114       $ 1,124
    Property improvements and replacements in
       accounts payable                                   $    37       $    --

           See Accompanying Notes to Consolidated Financial Statements


e)           DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Davidson Diversified Real Estate II, L.P.'s (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following were paid to the Managing General Partner and affiliates for each of the six month periods ended June 30, 1996 and 1995.

                                                  1996          1995
                                                    (in thousands)

 Property management fees                         $ 211       $  226

 Reimbursement for services of affiliates           113           98

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
                                                  1996         1995
 Big Walnut Apartments
    Columbus, Ohio                                 96%         97%

 Lafontenay Apartments
    Louisville, Kentucky                           93%         95%

 The Trails Apartments
    Nashville, Tennessee                           93%         98%

 Greensprings Manor Apartments
    Indianapolis, Indiana                          94%         90%

 Outlet's Ltd. Mall
    Murfreesboro, Tennessee                        83%         90%


Occupancy at The Trails Apartments decreased due to move outs relating to job transfers out of the Nashville area and due to tenants buying homes due to attractive interest rates. Also contributing to the decrease in occupancy at The Trails Apartments was the fire that destroyed four units. A few tenants residing close to the destroyed units have moved out due to the reconstruction. The Managing General Partner attributes the increase in occupancy at Greensprings Manor Apartments to successful marketing efforts on efficiency apartments. Outlet's Ltd. Mall also had a decrease in occupancy primarily due to the move out of Leslie Fay, a tenant that occupied 6,250 square feet or 6% of the total space.

The Partnership's net income for the six months ended June 30, 1996, was $166,000 versus net income of $21,000 for the six months ended June 30, 1995. The Partnership realized net income of $242,000 for the three months ended June 30, 1996, versus a net loss of $22,000 for the three months ended June 30, 1995. The increased income can be primarily attributed to a casualty gain of $186,000 for the six months ended June 30, 1996 (see discussion below).

Revenues increased because of rental income and other income increases but was partially offset by increases in general and administrative, maintenance, and depreciation expenses. Rental income increased due to increases in average rental rates at all of the Partnership's investment properties. Other income increased due to an increase in lease cancellation fees and cleaning and damage fees at Greensprings Manor Apartments and Lafontennay Apartments. Both properties experienced greater turnover compared to the prior year, which in turn increased cleaning and lease cancellation fees. General and administrative expense increased primarily due to an increase in partnership administration cost reimbursements. Maintenance expense increased at Big Walnut Apartments due to damp spring weather that caused excessive roof and balcony repairs. This increased interior and exterior improvements because interior painting, dry wall, and concrete work had to be done. Depreciation expense increased due to additional purchases of depreciable fixed assets. Lafontennay Apartments realized a $2,000 loss on disposal of property during the first six months of 1996. This loss related to the write-off of a roof due to replacement. This roof was not fully depreciated at the time of the replacement. On January 8, 1996, a fire at The Trails Apartments destroyed four apartment units. The write-off of these units, which were not yet fully depreciated, resulted in a $62,000 loss on disposal of property. During the second quarter of 1996, the Trails Apartments received insurance proceeds of $227,000 and estimates that it will receive an additional $27,000 as more of the reconstruction is finished. Also, in February 1996, there was another fire at The Trails Apartments that only caused minor smoke damage. As of June 30,1996, only $6,000 of expenses had been incurred for the clean-up of this fire. No insurance proceeds are to be expected since the estimated costs to repair the units is less than the insurance deductible. As a result of the above, the Partnership realized a $186,000 casualty gain as of June 30, 1996.

During the first six months of 1995, the Partnership recorded two casualties. Big Walnut Apartments incurred storm damage which resulted in a casualty gain of $2,000, net of insurance proceeds. The Trails Apartments continued to experience problems with the pool due to freeze damage and recorded a casualty loss of $14,000, net of insurance proceeds. As a result of these casualties, the Partnership netted a $12,000 casualty loss for the six months ended June 30, 1995.

On January 19, 1995, the Partnership refinanced the mortgage encumbering Outlet's Ltd. Mall. The total indebtedness refinanced was $1,765,000 of which $337,000 related to the first mortgage and $1,428,000 related to the second mortgage. The refinancing replaced the existing indebtedness which carried stated interest rates ranging from 8.5% to 10.75% with maturity dates ranging from April 1995 to October 1995. The new mortgage indebtedness of $1,820,000 carries a stated interest rate of 10.125% and is amortized over 180 months with a balloon payment due on January 15, 2000. As a result of the refinancing, the Partnership recognized an extraordinary loss of $32,000, as a result of the write-off of an unamortized mortgage discount and unamortized loan costs.

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

The Partnership had unrestricted cash of $999,000 at June 30, 1996, versus unrestricted cash of $834,000 at June 30, 1995. Net cash provided by operating activities increased slightly due to an increase in net income and accounts payable. Partially offsetting this increase was a decrease in other liabilities. Net cash used in investing activities decreased due to a decrease in property improvements and replacements. In 1995, there were substantial property improvements at Outlet's Ltd. Mall in an attempt to modernize the mall. Net cash used in financing activities increased due to an increase in principal payments on notes payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $26,800,000 (net of discount), with stated interest rates of 7.6% to 10.125%, has maturity dates ranging from June 1997 to November 2002. Included in the outstanding indebtedness is a first mortgage, secured by the Lafontenay Apartments, which matures June 1, 1997, with a principal balance due at maturity of $6,728,000. The Managing General Partner intends to refinance this indebtedness in order to obtain a more favorable interest rate.



                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)  Exhibits:  None.

            b)  Reports on Form 8-K:

                None filed during the quarter ended June 30, 1996.




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



                                   DAVIDSON DIVERSIFIED REAL ESTATE II

                                   By:  Davidson Diversified Properties, Inc.
                                        Managing General Partner

                                   By:  /s/ Carroll D. Vinson
                                        Carroll D. Vinson
                                        President



                                   By:  /s/ Robert D. Long, Jr.
                                        Robert D. Long, Jr.
                                        Vice President/CAO



                                   Date: August 9, 1996