Form 10QSB
period 1996-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1996-11-13
CIK 750258

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

              For the quarterly period ended September 30, 1996

                                      or

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

                              September 30, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                                $     813
     Restricted--tenant security deposits                              197
  Accounts receivable                                                  166
  Escrow for taxes and insurance                                       499
  Restricted escrows                                                   952
  Other assets                                                         424
  Investment properties:
     Land                                          $    2,878
     Buildings and related personal property           40,734
                                                       43,612
     Less accumulated depreciation                    (18,911)      24,701
                                                                 $  27,752

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                               $     373
  Tenant security deposits                                             195
  Accrued taxes                                                        696
  Other liabilities                                                    274
  Mortgage notes payable                                            26,716

Partners' Deficit                                  $     (445)
  General partners
  Limited partners (1,224.25 units
     issued and outstanding)                              (57)        (502)
                                                                 $  27,752

         See Accompanying Notes to Consolidated Financial Statements


b)              DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                             (in thousands, except unit data)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1996         1995         1996         1995
Revenues:
  Rental income                  $    2,157   $   2,158    $     6,497  $    6,398
  Casualty gain                          66          --            252          --
  Other income                          160         158            545         472
     Total revenues                   2,383       2,316          7,294       6,870

Expenses:
  Operating                             815         764          2,393       2,193
  General and administrative             76          43            236         148
  Maintenance                           409         140            875         643
  Depreciation                          495         446          1,448       1,310
  Interest                              627         633          1,870       1,891
  Casualty loss                          --          --             --          12
  Property taxes                        192         178            537         508
     Total expenses                   2,614       2,204          7,359       6,705

Income (loss) before
  extraordinary item                   (231)        112            (65)        165
  Extraordinary loss on
     retirement of debt                  --          --             --         (32)

     Net income (loss)           $     (231)  $     112    $       (65) $      133

Net income (loss) allocated
  to general partners (2%)       $       (5)  $       2    $        (1) $        3
Net income (loss) allocated
  to limited partners (98%)            (226)        110            (64)        130
     Net income (loss)           $     (231)  $     112    $       (65) $      133

Per limited partnership unit:
  Income (loss) before
     extraordinary item          $  (184.60)  $   89.34    $    (52.28) $   132.07
  Extraordinary loss                     --          --             --      (25.76)

     Net income (loss)           $  (184.60)  $   89.34    $    (52.28) $   106.31

              See Accompanying Notes to Consolidated Financial Statements

c)              DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                    Limited
                                  Partnership   General      Limited
                                      Units     Partners     Partners       Total
Original capital contributions     1,224.25   $       1    $    24,485  $    24,486

Partners' (deficit) capital
  at December 31, 1995             1,224.25   $    (442)   $       105  $      (337)

Net loss for the nine months
  ended September 30, 1996                           (1)           (64)         (65)

Distributions paid                       --          (2)           (98)        (100)

Partners' deficit
  at September 30, 1996            1,224.25   $    (445)   $       (57) $      (502)

              See Accompanying Notes to Consolidated Financial Statements

d)              DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                            Nine Months Ended
                                                             September 30,
                                                           1996         1995
Cash flows from operating activities:
  Net (loss) income                                    $      (65)  $      133
  Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
    Depreciation                                            1,448        1,310
    Amortization of loan costs, discounts                     198          191
      and lease concessions
    Casualty (gain) loss                                     (252)          12
    Extraordinary loss on retirement
      of debt                                                  --           32
  Change in accounts:
    Restricted cash                                           (14)           3
    Accounts receivable                                        --           46
    Escrow deposits for taxes                                (153)        (231)
    Other assets                                              (22)          (1)
    Accounts payable                                          203         (269)
    Tenant security deposit liabilities                        10          (10)
    Accrued taxes                                             189          176
    Other liabilities                                         (29)         (13)

         Net cash provided by operating
            activities                                      1,513        1,379

Cash flows from investing activities:
  Property improvements and replacements                     (879)      (1,132)
  Deposits to restricted escrow                              (353)        (104)
  Receipts from restricted escrow                              44           74
  Insurance proceeds from property damage                     227          142

         Net cash used in investing activities               (961)      (1,020)

Cash flows from financing activities:
  Principal payments on notes payable                        (349)        (319)
  Repayment of mortgage notes payable                          --       (1,765)
  Proceeds from long-term borrowings                           --        1,820
  Loan costs                                                   (4)         (31)
  Distributions                                              (100)          (2)

         Net cash used in financing activities               (453)        (297)

Net increase in cash                                           99           62

Cash and cash equivalents at beginning of period              714          794

Cash and cash equivalents at end of period             $      813   $      856

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $    1,675   $    1,720

              See Accompanying Notes to Consolidated Financial Statements


e)            DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Davidson Diversified Real Estate II, L.P.'s (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following were paid to the Managing General Partner and affiliates for each of the nine month periods ended September 30, 1996 and 1995.

                                                  1996         1995
                                                   (in thousands)

Property management fees                         $ 285        $  340

Reimbursement for services of affiliates           186           131


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


NOTE C - DISTRIBUTION TO PARTNERS

In August 1996, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Big Walnut Apartments
  Columbus, Ohio                                   96%         97%

Lafontenay Apartments
  Louisville, Kentucky                             94%         95%

The Trails Apartments
  Nashville, Tennessee                             93%         98%

Greensprings Manor Apartments
  Indianapolis, Indiana                            93%         91%

Outlet's Ltd. Mall
  Murfreesboro, Tennessee                          83%         89%


Occupancy at The Trails Apartments decreased due primarily to move outs relating to job transfers out of the Nashville area and as a result of tenants buying homes due to attractive interest rates. Also contributing to the decrease in occupancy at The Trails Apartments was the fire that destroyed four units. A few tenants residing close to the destroyed units have moved out due to the reconstruction. Outlet's Ltd. Mall also had a decrease in occupancy primarily due to the move out of Leslie Fay, a tenant that occupied 6,250 square feet or 6% of the total space.

The Partnership's net loss for the nine months ended September 30, 1996, was $65,000 versus net income of $133,000 for the nine months ended September 30, 1995. The Partnership realized a net loss of $231,000 for the three months ended September 30, 1996, versus net income of $112,000 for the three months ended September 30, 1995. The decrease in income can be primarily attributed to an increase in expenses.

Expenses increased due to increases in general and administrative, maintenance, and operating expenses but were partially offset by increases in rental income, other income, and a casualty gain. General and administrative expense increased due to increases in partnership administration cost reimbursements, audit fees and insurance. Maintenance expense increased at Big Walnut Apartments due primarily to damp spring weather which resulted in excessive roof and balcony repairs. This increased expenditures for interior and exterior improvements due to interior painting, dry wall, and concrete work which had to be done. Operating expense increased due primarily to repairs for leaking pipes at Big Walnut and the hiring of maintenance employees on a full-time basis at Greensprings Manor Apartments. Depreciation expense increased due to additional purchases of depreciable fixed assets. Rental income increased due to increases in average rental rates at all of the Partnership's investment properties. Other income increased due to an increase in lease cancellation fees and cleaning and damage fees at Greensprings Manor Apartments and Lafontenay Apartments. Both properties experienced greater turnover compared to the prior year, which in turn increased cleaning and lease cancellation fees. On January 8, 1996, a fire at The Trails Apartments destroyed four apartment units. The write-off of these units, which were not yet fully depreciated, resulted in a $62,000 loss on disposal of property. During the second quarter of 1996, the Trails Apartments received insurance proceeds of $227,000 and expects to receive an additional $91,000 as more of the reconstruction is completed. Also, in February 1996, there was another fire at The Trails Apartments which caused minor smoke damage. As of September 30, 1996, $18,000 of expenses had been incurred for the clean-up of this fire. Insurance proceeds of $14,000 are expected to be received in the fourth quarter of 1996. As a result of the above, the Partnership realized a $252,000 casualty gain as of September 30, 1996.

During the first nine months of 1995, the Partnership recorded two casualties. Big Walnut Apartments incurred storm damage which resulted in a casualty gain of $2,000, net of insurance proceeds. The Trails Apartments continued to experience problems with the pool due to freeze damage and recorded a casualty loss of $14,000, net of insurance proceeds. As a result of these casualties, the Partnership netted a $12,000 casualty loss for the nine months ended September 30, 1995.

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

The Partnership had unrestricted cash of $813,000 at September 30, 1996, versus unrestricted cash of $856,000 at September 30, 1995. Net cash provided by operating activities increased primarily due to the change in accounts payable due to the timing of payments. Net cash used in investing activities decreased due to a decrease in property improvements and replacements. In 1995, there were substantial property improvements at Outlet's Ltd. Mall in an attempt to modernize the mall. Net cash used in financing activities increased due to the Partnership making a distribution during the first nine months of 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $26,716,000 (net of discount), with stated interest rates of 7.6% to 10.125%, has maturity dates ranging from June 1997 to November 2002. Included in the outstanding indebtedness is a first mortgage, secured by the Lafontenay Apartments, which matures June 1, 1997, with a principal balance due at maturity of $6,728,000. The Managing General Partner intends to refinance this indebtedness in order to obtain a more favorable interest rate. During the first nine months of 1996 distributions in the amount of $100,000 were paid. The amount and timing of future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.


                         PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K:

             None filed during the quarter ended September 30, 1996.


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

                             Date: November 12, 1996