Form 10KSB
period 1996-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1997-03-14
CIK 750258

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $9,526,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.

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

For the year ended December 31, 1996, the Registrant's properties accounted for, in the aggregate, over 99% of the Registrant's gross revenues. All eight properties were acquired prior to December 31, 1985. Of the eight properties originally acquired, only five remain.

The Registrant has no employees. Management and administrative services are performed by Davidson Diversified Properties, Inc., the Managing General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1996 and 1995.

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

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties as of December 31, 1996:

                                   Date of             Type of
           Property                Purchase            Ownership          Use
Big Walnut Apartments              03/28/85     Fee ownership subject   Apartment-
 Columbus, Ohio                                 to first and second     251 units
                                                mortgages

LaFontenay Apartments              10/31/84     Fee ownership subject   Apartment-
 (Phase I and II)                               to first mortgage       260 units
 Louisville, Kentucky

The Trails Apartments              08/30/85     Fee ownership subject   Apartment-
 Nashville, Tennessee                           to first mortgage       248 units

Greensprings Manor Apartments      09/30/85     Fee ownership subject   Apartment-
 Indianapolis, Indiana                          to first and second     582 units
                                                mortgages

Outlet's Ltd. Mall                 12/31/84     Fee ownership subject   Commercial-
 Murfreesboro, Tennessee                        to first mortgage       118,103 sq. ft.



SCHEDULE OF PROPERTIES (IN THOUSANDS):

                                  Gross
                                 Carrying    Accumulated                         Federal
         Property                 Value      Depreciation    Rate    Methods    Tax Basis
Big Walnut Apartments           $ 8,103       $ 3,722      5-25 yrs.    S/L      $ 2,721

LaFontaney I & II Apartments      8,753         4,022      5-25 yrs.    S/L        3,168

The Trails Apartments             8,422         3,571      5-25 yrs.    S/L        3,705

Greensprings Apartments          11,913         5,419      5-25 yrs.    S/L        5,090

Outlet's Ltd. Mall                6,588         2,679      5-25 yrs.    S/L        3,423

                                $43,779       $19,413                            $18,107

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES (IN THOUSANDS):
                                                                                  Principal
                                  Principal      Stated                            Balance
                                  Balance At    Interest     Period    Maturity     Due At
           Property             December 1996     Rate     Amortized     Date      Maturity
Big Walnut Apartments
 1st mortgage                   $  4,918          7.60%   257 months  11/15/02    $ 3,912
 2nd mortgage                        167          7.60%   257 months  11/15/02        167

LaFontenay I & II Apartments
 1st mortgage                      6,749          9.25%   360 months  06/01/97      6,728

The Trails Apartments
 1st mortgage                      6,000           (1)    140 months  12/01/09      6,000

Greensprings Apartments
 1st mortgage                      8,645          7.60%   257 months  11/15/02      6,875
 2nd mortgage                        294          7.60%   257 months  11/15/02        294

Outlet's Ltd. Mall
 1st mortgage                      1,710         10.125%  180 months  01/15/00      1,490
                                  28,483                                          $25,466

Less unamortized discounts        (1,854)
Total                           $ 26,629


(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rate utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1996 was 5.76%.

                                       Average Annual                Average Annual
                                        Rental Rates                   Occupancy
Property                             1996           1995            1996        1995
Big Walnut Apartments          $6,076/unit     $5,924/unit          96%          96%
LaFontenay I & II Apartments    6,825/unit      6,623/unit          94%          94%
The Trails Apartments           6,532/unit      6,251/unit          92%          97%
Greensprings Apartments         4,904/unit      4,729/unit          92%          92%
Outlet's Ltd. Mall              6.50/sq. ft.    7.56/sq. ft.        82%          90%

Occupancy at The Trails Apartments decreased due primarily to move outs relating to job transfers out of the Nashville area and as a result of tenants buying homes due to attractive interest rates. Also contributing to the decrease in occupancy at The Trails Apartments was the fire that destroyed four units. A few tenants residing close to the destroyed units have moved out due to the reconstruction. Outlet's Ltd. Mall also had a decrease in occupancy primarily due to the move out of Leslie Fay, a tenant that occupied 6,250 square feet or 6% of the total space. In addition, Bass Shoe Outlet and Hush Puppies moved out during 1996. These tenants had previously occupied 3,125 and 3,750 square feet, respectively.

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

The following is a schedule of the lease expirations at Outlet's Limited Mall for the years beginning 1997 through the maturities of current leases:

                        Number of                                         % of Gross
                       Expirations      Square Feet      Annual Rent      Annual Rent
Outlet's Ltd. Mall

        1997                9             19,815           182,000          19.38%
        1998                3             13,797           118,000          12.53%
        1999                6             20,816           181,000          19.32%
        2000                6             17,030           162,000          17.22%
        2001                5             16,461           138,000          14.67%

                                     1996           1996
                                   Billing          Rate

Big Walnut Apartments             $ 122             5.87%
LaFontenay I & II Apartments         85              .94%
The Trails Apartments                92             3.50%
Greensprings Apartments             260             7.21%
Outlet's Ltd. Mall                  155             5.56%


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.

                                   PART II


ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there were 1,711 holders of record owning an aggregate of 1,224.25 Units.

During the year ended December 31, 1995, approximately $2,000 of distributions were paid on behalf of the limited partners to the State of Indiana relating to the operations of Greensprings Manor Apartments. In August 1996, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000. In February 1997, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have established a policy of imposing limited restrictions on the transferability of the Units in secondary market transactions. Implementation of this policy should prevent a public trading market from developing and may impact the ability of an investor to liquidate his investment quickly. It is expected that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 may permit the Registrant to lessen the scope of the restrictions.

There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss as reported in the financial statements for the year ended December 31, 1996, was approximately $307,000 compared to a net loss of approximately $212,000 for the corresponding period of 1995 (see "Note D" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable loss). The increase in the net loss from 1995 to 1996 is primarily attributable to an increase in expenses.

Expenses increased due to increases in operating, depreciation, maintenance, and general and administrative expenses but were partially offset by increases in rental income, other income, and a casualty gain. Operating expense increased primarily due to the hiring of maintenance employees on a full-time basis at Greensprings Manor Apartments. Depreciation expense increased due to 1995 and 1996 purchases of depreciable fixed assets. Maintenance expense increased at Big Walnut Apartments due to leaky pipes which resulted in extensive interior improvements such as interior painting, dry wall repairs, and concrete work. Also, contributing to the increase in maintenance expense at Big Walnut Apartments was the damp spring weather which caused management to incur excessive roof and balcony repairs to restore this property to an acceptable condition. Included in maintenance expense is $220,000 of major repairs and maintenance comprised of exterior building repairs, major landscaping, and window coverings for the year ended December 31, 1996. General and administrative expense increased due to increases in partnership administration cost reimbursements, insurance and audit fees. Cost reimbursements increased due to higher administrative expenses and reimbursements to affiliates of the Managing General Partner for project management of various property repairs and improvements. Rental income increased due to increases in average rental rates at all of the Partnership's residential properties. Other income increased due to an increase in lease cancellation fees and cleaning and damage fees at the Trails and Greensprings Manor Apartments as a result of higher turnover rates than in the past. (See Item 2. "Schedule of Rental Rates and Occupancy.")

The Partnership recorded a net casualty gain in 1996 resulting from two fires at the Trails Apartments which destroyed four apartment units and caused minor smoke damage in one unit. The damage resulted in a net gain of approximately $227,000 arising from proceeds from the Partnership's insurance carrier of approximately $319,000 which exceeded the basis of the property and expenses to reconstruct the four destroyed apartment units and to repair the other unit which incurred minor smoke damage.

The Partnership's properties experienced two casualties in 1995. Big Walnut Apartments incurred storm damage which resulted in a casualty gain of $2,000, net of insurance proceeds. The Trails Apartments experienced problems with the pool due to freeze damage and recorded a casualty loss of $14,000, net of insurance proceeds.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership held unrestricted cash of approximately $1,004,000 compared to approximately $714,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to the change in accounts payable due to the timing of payments. Net cash used in investing activities decreased due to a decrease in purchases of property improvements and replacements , offset by an increase in insurance proceeds. In 1995, there were substantial property improvements at Outlet's Ltd. Mall in an attempt to modernize the mall. Net cash used in financing activities increased due to the Partnership increasing the amount of distributions during 1996.

On January 19, 1995, the Partnership refinanced the mortgage encumbering Outlet's Ltd. Mall. The total indebtedness refinanced was approximately $1,765,000 of which approximately $337,000 related to the first mortgage and approximately $1,428,000 related to the second mortgage. The refinancing replaced the existing indebtedness which carried stated interest rates ranging from 8.5% to 10.75% with maturity dates ranging from April 1995 to October 1995. The new mortgage indebtedness of $1,820,000 carries a stated interest rate of 10.125% and is amortized over 180 months with a balloon payment due on January 15, 2000. As a result of the refinancing, the Partnership recognized an extraordinary loss of approximately $32,000, as a result of the write-off of an unamortized mortgage discount and unamortized loan costs.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,629,000, net of discount, with stated interest rates of 7.6% to 10.125%, has maturity dates ranging from June 1997 to December 2009. Included in the outstanding indebtedness is a first mortgage, secured by the LaFontenay Apartments, which matures June 1, 1997, with a principal balance due at maturity of approximately $6,728,000. The Managing General Partner intends to refinance this indebtedness and in the process obtain a more favorable interest rate.

During the year ended December 31, 1995, approximately $2,000 of distributions were paid on behalf of the limited partners to the State of Indiana relating to the operations of Greensprings Manor Apartments. In August 1996, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000. In February 1997, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and the availability of the cash reserves.


ITEM 7.  FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 1996

      Consolidated Statements of Operations -Years ended December 31, 1996 and
         1995

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

      Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
        1995

      Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors





The Partners
Davidson Diversified Real Estate II, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. (A Limited Partnership) as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate II, L.P. (A Limited Partnership) as of December 31, 1996 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
January 31, 1997


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except unit data)

                               December 31, 1996



Assets
 Cash and cash equivalents:
    Unrestricted                                                       $ 1,004
    Restricted--tenant security deposits                                   182
 Accounts receivable                                                        70
 Escrows for taxes                                                         377
 Restricted escrows                                                        726
 Other assets                                                              383
 Investment properties (Notes B and F)
    Land                                            $  2,878
    Buildings and related personal property           40,901
                                                      43,779
    Less accumulated depreciation                    (19,413)           24,366

                                                                       $27,108
Liabilities and Partners' Deficit

Liabilities
    Accounts payable                                                   $   208
    Tenant security deposits                                               183
    Accrued taxes                                                          585
    Other liabilities                                                      247
    Mortgage notes payable (Note B)                                     26,629

Partners' Deficit
    General partners                                $   (450)
    Limited partners (1,224.25 units
      issued and outstanding)                           (294)             (744)

                                                                       $27,108

          See Accompanying Notes to Consolidated Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.
                        (in thousands except unit data)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years Ended December 31,
                                                         1996         1995
Revenues:
  Rental income                                      $   8,587    $  8,475
  Other income                                             712         629
  Casualty gain (Note G)                                   227          --
    Total revenues                                       9,526       9,104
Expenses:
  Operating                                             3,235        2,990
  General and administrative                              312          209
  Maintenance                                           1,130        1,008
  Depreciation                                          1,951        1,793
  Interest                                              2,494        2,546
  Property taxes                                          711          726
  Casualty loss (Note G)                                   --           12
                                                        9,833        9,284

  Loss before extraordinary item                         (307)        (180)

  Extraordinary item - loss on early
    extinguishment of debt (Note B)                        --         (32)

   Net loss (Note D)                                 $   (307)    $   (212)

Net loss allocated to general partners (2%)          $     (6)    $     (4)
Net loss allocated to limited partners (98%)             (301)        (208)

   Net loss                                          $   (307)    $   (212)

Per limited partnership unit:
   Loss before extraordinary item                    $(245.97)    $(144.03)
   Extraordinary loss                                      --       (25.76)
      Net loss                                       $(245.97)    $(169.79)


          See Accompanying Notes to Consolidated Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.
                        (in thousands except unit data)


              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                        Limited
                                      Partnership   General     Limited
                                         Units      Partners    Partners     Total
Original capital contributions        1,224.25       $    1      $24,485    $24,486

Partners' (deficit) capital at
  December 31, 1994                   1,224.25         (438)         315       (123)

Distributions                                            --           (2)        (2)

Net loss for the year ended
  December 31, 1995                                      (4)        (208)      (212)

Partners' (deficit) capital at
  December 31, 1995                   1,224.25         (442)         105       (337)

Distributions                                            (2)         (98)      (100)

Net loss for the year ended
  December 31, 1996                                      (6)        (301)      (307)

Partners' deficit at
 December 31, 1996                    1,224.25       $ (450)    $   (294)   $  (744)

          See Accompanying Notes to Consolidated Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years Ended December 31,
                                                            1996         1995
Cash flows from operating activities:
  Net loss                                              $   (307)    $    (212)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:                       1,951         1,793
     Depreciation
     Amortization of discounts and loan costs                265           255
     Casualty (gain) loss                                   (227)           12
     Extraordinary loss on retirement of debt                 --            32
     Change in accounts:
       Restricted cash                                         2            15
       Accounts receivable                                   (22)           56
       Escrows for taxes                                     (31)          (61)
       Other assets                                           (6)           15
       Accounts payable                                       31          (257)
       Tenant security deposit liabilities                    (2)          (20)
       Accrued taxes                                          76            16
       Other liabilities                                     (55)          (29)

          Net cash provided by
            operating activities                           1,675         1,615

Cash flows from investing activities:
  Property improvements and replacements                  (1,046)       (1,351)
  Deposits to restricted escrows                            (141)         (125)
  Receipts from restricted escrows                            58            79
  Insurance proceeds                                         319           110

          Net cash used in
            investing activities                            (810)       (1,287)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (471)         (430)
  Repayment of mortgage notes payable                         --        (1,765)
  Proceeds from long-term borrowings                          --         1,820
  Loan costs                                                  (4)          (31)
  Distributions                                             (100)           (2)

          Net cash used in
            financing activities                            (575)         (408)

Net increase (decrease) in cash                              290           (80)

Cash as beginning of period                                  714           794

Cash at end of period                                   $  1,004     $     714

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  2,203     $   2,283

[FN]
          See Accompanying Notes to Consolidated Financial Statements
[/TABLE]

                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P

                   Notes to Consolidated Financial Statements

                               December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Davidson Diversified Properties, Inc., an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates four residential and one commercial property located in or near major urban areas in the United States.

PRINCIPLES OF CONSOLIDATION

The financial statements include all the accounts of the Partnership and three 99.9% owned partnerships. All significant interpartnership balances have been eliminated.

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

RESTRICTED ESCROWS

CAPITAL IMPROVEMENT RESERVES - At the time of the prior refinancing of Big Walnut Apartments mortgage notes payable, proceeds were designated for a "capital improvement escrow" for certain capital improvements. At December 31, 1995, Big Walnut Apartments had unexpended balances of $18,000. The remaining balances were expended in 1996 for certain routine capital expenditures and maintenance expenses.

RESERVE ACCOUNT - In addition to the Capital Improvement Reserve, a general Reserve Account of $203,000 was established with the refinancing proceeds for each refinanced property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until the reserve accounts equal $1,000 per apartment unit or approximately $833,000 in total. At December 31, 1996, the account balances were approximately $256,000 for Big Walnut Apartments and approximately $371,000 for Greensprings Manor Apartments.

REPLACEMENT RESERVE - LaFontenay Apartments has a replacement reserve as required by its lender of approximately $99,000 at December 31, 1996, for capital improvements.

ESCROWS FOR TAXES - These escrows are designated for the payment of real estate taxes as designated. The Partnership and external escrow agents currently maintain these accounts. The following properties escrows are maintained at an external escrow agent and they are LaFontenay I & II Apartments and Outlets Ltd. Mall. The remaining properties escrows are maintained at the Partnership.

INVESTMENT PROPERTIES

Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121," "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

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

LOAN COSTS

Loan costs are included in "Other assets" and are being amortized on a straight-line basis over the life of the respective loans. The amortization expense is included in interest expense.

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

LEASES

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with "Financial Accounting Standards Board Statement No. 13."

Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized approximately $29,000 (1996) and approximately $33,000 (1995) more in rental income than was collected. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

For all other leases, minimum rents are recognized over the terms of the leases.

The Managing General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. During 1996, the properties offered various concessions including reduced rent for the first month, variable move-in allowances, and reduced security deposits. Concessions are charged to expense as incurred.

ADVERTISING COSTS

Advertising costs of approximately $313,000 and approximately $315,000 for the years ended December 31, 1996, and December 31, 1995, respectively, are charged to expense as they are incurred and are included in operating expenses.

FAIR VALUE

In 1995, the Partnership implemented Statement of "Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the finical statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


NOTE B - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):

                              Monthly                       Principal   Principal
                              Payment   Stated               Balance    Balance At
                             Including Interest  Maturity    Due At    December 31,
    Property                  Interest   Rate      Date     Maturity       1996
Big Walnut Apartments
 1st mortgage                 $   43     7.60%   11/15/02   $ 3,912     $ 4,918
 2nd mortgage                      1     7.60%   11/15/02       167         167

LaFontenay I & II Apartments
 1st mortgage                     56     9.25%   06/01/97     6,728       6,749

The Trails Apartments
 1st mortgage                     29      (1)    12/01/09     6,000       6,000

Greensprings Apartments
 1st mortgage                     75     7.60%   11/15/02     6,875       8,645
 2nd mortgage                      2     7.60%   11/15/02       294         294

Outlet's Ltd. Mall
 1st mortgage                     20    10.125%  01/15/00     1,490       1,710
                              $  226                        $25,466      28,483
Less unamortized discounts                                               (1,854)
  Total                                                                 $26,629

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1996 was 5.76%.

The carrying value of the Partnership's aggregate debt approximates the estimated fair value.

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76% for Big Walnut Apartments and Greensprings Apartments and 7.96% for The Trails Apartments.

On January 19,1995, the Partnership refinanced the mortgage encumbering Outlet's Ltd. Mall. The total indebtedness refinanced was approximately $1,765,000, of which approximately $337,000 related to the first mortgage and approximately $1,428,000 related to the second mortgage. The refinancing replaced the existing indebtedness which carried stated interest rates from 8.5% to 10.75% with maturity dates ranging from April 1995 to October 1995. The new mortgage indebtedness of $1,820,000 carries a stated interest rate of 10.125% and is amortized over 180 months with a balloon payment due on January 15, 2000. As a result of the refinancing, the Partnership recognized an extraordinary loss of approximately $32,000, as a result of the write-off of an unamortized mortgage discount and unamortized loan costs.

Mortgages are nonrecourse and are collaterlized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable, subsequent to December 31, 1996, are as follows (in thousands):


                 1997                  $  7,208
                 1998                       497
                 1999                       539
                 2000                     1,983
                 2001                       532
              Thereafter                 17,724

                                       $ 28,483


NOTE C - LEASES

Property and improvements consist of apartments complexes and a shopping center which are under operating leases. Lease terms are one year or less for apartments and generally three to five years with renewal options for tenants of the shopping center.

Tenants of Outlet's Mall reimburse the shopping center for common area expenses, including taxes, utilities, and insurance.

Approximate minimum rentals for noncancelable operating leases with remaining terms of more than one year are as follows (in thousands):


                 Year                    Amount

                 1997                    $  679
                 1998                       515
                 1999                       443
                 2000                       206
                 2001                        41

                                         $1,884

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

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except unit data):


                                         1996          1995

Net loss as reported                $   (307)     $    (212)
Add (deduct):
  Depreciation differences               (84)          (214)
  Amortization of present
   value discounts                        30             51
  Casualty gain                         (233)            --
  Unearned income                        (65)           (17)
  Miscellaneous                           (4)             2

Federal taxable loss                $   (663)     $    (390)

Federal taxable loss
  per limited partnership unit      $(530.74)     $ (311.85)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficit as reported                $  (744)
Land and buildings                       3,467
Accumulated depreciation                (9,726)
Mortgage discount                       (1,230)
Other                                      148

Net deficit - Federal tax basis        $(8,085)


NOTE E - TRANSACTIONS WITH AFFILIATED AND OTHER PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following (in thousands) were paid to the Managing General Partner and affiliates in 1996 and in 1995:

                                                  Years Ended December 31,
                                                     1996         1995

Property management fees                            $381         $370
Reimbursement for services of affiliates             257          173

Property management fees are included in operating expenses. Reimbursement for services of affiliates are included in general and administrative expenses.

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


NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                          Initial Cost
                                         To Partnership
                                                             Cost
                                            Buildings     Capitalized
                                           and Related     (Removed)
                                             Personal    Subsequent to
                      Encumbrances   Land    Property     Acquisition

LaFontenay             $ 6,749      $  650  $ 6,719      $ 1,384
Big Walnut               5,085         520    6,505        1,078
The Trails               6,000         586    7,054          782
Greensprings Manor       8,939         847    9,684        1,382

Shopping Center
Outlet's Ltd. Mall       1,710         275    4,519        1,794
                        28,483

Less unamortized
 discounts              (1,854)

Total                  $26,629      $2,878  $34,481      $ 6,420

                            Gross Amount at Which Carried
                                At December 31, 1996
                            Buildings             Accum-    Date                 Depre-
                           and Related            ulated     of                  ciable
                            Personal              Depre-    Const-     Date      Life-
    Description     Land    Property    Total     ciation   ruction   Acquired   Years
Apartment
LaFontenay         $  650   $ 8,103    $ 8,753  $ 4,022   1971-1973  10/31/84     5-25
Big Walnut            520     7,583      8,103    3,722      1971    03/28/85     5-25
The Trails            586     7,836      8,422    3,571   1984-1985  08/30/85     5-25
Greensprings Manor    847    11,066     11,913    5,419   1970-1975  09/30/85     5-25

Shopping Center
Outlet's Ltd. Mall    275     6,313      6,588    2,679      1980    12/31/84     5-25

Totals             $2,878   $40,901    $43,779  $19,413

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                         Years Ended December 31,
                                            1996          1995
Real Estate
Balance at beginning of year            $42,854       $41,529
  Property Improvements                   1,046         1,351
  Disposals of property                    (121)          (26)

Balance at end of year                  $43,779       $42,854

Accumulated Depreciation

Balance at beginning of year            $17,512       $15,738
  Additions charged to expense            1,951         1,793
  Disposals of property                     (50)          (19)

Balance at end of year                  $19,413       $17,512


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1996 and 1995 is approximately $47,246,000 and approximately $46,497,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is approximately $29,139,000 and approximately $27,104,000, respectively.

NOTE G - CASUALTY GAIN (LOSS)

The Partnership recorded a net casualty gain in 1996 resulting from two fires at the Trails Apartments which destroyed four apartment units and caused minor smoke damage in one unit. The damage resulted in a net gain of approximately $227,000 arising from proceeds from the Partnership's insurance carrier of approximately $319,000 which exceeded the basis of the property and expenses to reconstruct the four destroyed apartment units and to repair the other unit which incurred minor smoke damage.

The Partnership's properties experienced two casualties in 1995. Big Walnut Apartments incurred storm damage which resulted in a casualty gain of $2,000, net of insurance proceeds. The Trails Apartments experienced problems with the pool due to freeze damage and recorded a casualty loss of $14,000, net of insurance proceeds.

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

The present officers of the Managing General Partner are listed below:

Name                                        Age          Position

Carroll D. Vinson                           56           President

Robert D. Long, Jr.                         29           Controller and
                                                         Principal Accounting
                                                         Officer

William H. Jarrard, Jr.                     50           Vice President

John K. Lines                               37           Vice President and
                                                         Secretary

Kelley M. Buechler                          39           Assistant Secretary


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

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S Shelter.

ITEM 10.   EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1996 or 1995. See "Item 12" below and "Note E" of the Notes to the Financial Statements for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

As of December 31, 1996, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of Davidson Diversified Properties, Inc.

During the years ended December 31, 1996, and December 31, 1995, the transactions that occurred between the Partnership and Davidson Diversified Properties, Inc. and affiliates of Davidson Diversified Properties, Inc. pursuant to the terms of the Agreement are disclosed under "Note E" of the Partnership's Financial Statements included under "Item 7", which is hereby incorporated by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)   Exhibits:  See Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        (b) No Reports on Form 8-K were filed during the fourth quarter of 1996.


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


                           DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                         By:   Davidson Diversified Properties, Inc.,
                               as Managing General Partner


                           By:  /s/Carroll D. Vinson
                                President


                                 By:  /s/Robert D. Long, Jr.
                                      Controller
                                      (Principal Accounting Officer)


                           Date:  March 14, 1997



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

10C Acquisition and Disposition Services Agreement dated October 16, 1984 between the Registrant and Criswell Freeman Company is incorporated by reference to Exhibit 10D to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

10D Purchase Agreement Phases I and II dated October 3, 1984 between NTS-LaFontenay Partners and Tennessee Trust Company, Trustee, is incorporated by reference to Exhibit 10E to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-92313) as filed on October 15, 1984.

10E Modification of Purchase Agreements dated October 31, 1984 by and amount NTS-LaFontenay Partners, the Registrant and LaFontenay Associates is incorporated by reference to Exhibit 10F to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-92313) as filed on January 15, 1985.

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

10EE Multifamily Mortgage with Rider dated May 24, 1990 executed by La Fontenay, L.P. in favor of the Patrician Mortgage Company relating to La Fontenay Apartments is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

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

       (c) Loan modification and agreement dated January 18, 1995, between Outlet's Mall, L.P. and First American National Bank setting forth the new terms and conditions of the loan.

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