Form 10QSB
period 1997-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1997-04-21
CIK 750258

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


                 For the quarterly period ended March 31, 1997


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

                                 March 31, 1997



Assets
   Cash and cash equivalents:
      Unrestricted                                                $  1,042
      Restricted--tenant security deposits                             180
   Accounts receivable                                                 106
   Escrows for taxes                                                   317
   Restricted escrows                                                  758
   Other assets                                                        343
   Investment properties
      Land                                         $  2,878
      Buildings and related personal property        41,025
                                                     43,903
      Less accumulated depreciation                 (19,911)        23,992
                                                                  $ 26,738
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                               $    232
   Tenant security deposits                                            180
   Accrued taxes                                                       533
   Other liabilities                                                   231
   Mortgage notes payable                                           26,541

Partners' Deficit
   General partners                                $   (455)
   Limited partners (1,224.25 units issued
      and outstanding)                                 (524)          (979)
                                                                  $ 26,738

          See Accompanying Notes to Consolidated Financial Statements


b)                 DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                          Three Months Ended
                                                               March 31,
                                                          1997           1996
Revenues:
   Rental income                                       $  2,084        $  2,162
   Interest income                                           19              12
   Other income                                             131             182
      Total revenue                                       2,234           2,356

Expenses:
   Operating                                                763             746
   General and administrative                                73              82
   Maintenance                                              223             221
   Depreciation                                             498             473
   Interest                                                 619             617
   Property taxes                                           193             189
   Bad debt                                                  --              40
   Loss on disposal of property                              --              64
      Total expenses                                      2,369           2,432


      Net loss                                         $   (135)       $    (76)

Net loss allocated to general
   partners (2%)                                             (3)             (2)
Net loss allocated to limited
   partners (98%)                                          (132)            (74)

      Net loss                                         $   (135)       $    (76)

Net loss per limited partnership unit                  $(107.51)       $ (60.45)


          See Accompanying Notes to Consolidated Financial Statements


c)                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership  General    Limited
                                      Unit     Partners    Partners     Total

Original capital contributions      1,224.25    $     1    $24,485     $24,486

Partners' deficit at
   December 31, 1996                1,224.25    $  (450)   $  (294)    $  (744)


Net loss for the three months
   ended March 31, 1997                              (3)      (132)       (135)

Distributions paid                                   (2)       (98)       (100)

Partners' deficit at
   March 31, 1997                   1,224.25     $ (455)   $  (524)    $  (979)

          See Accompanying Notes to Consolidated Financial Statements


d)                 DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                       Three Months Ended
                                                           March 31,
                                                        1997       1996
Cash flows from operating activities:
  Net loss                                         $   (135)        (76)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                        498         473
    Bad debt                                             --          40
    Amortization of discounts, loan costs
      and leasing commissions                            68          65
    Loss on disposal of property                         --          64
  Change in accounts:
    Restricted cash                                       2          --
    Accounts receivable                                 (37)         (4)
    Escrows for taxes                                    60         (18)
    Other assets                                          9          14
    Accounts payable                                     23         (68)
    Tenant security deposit liabilities                  (3)         --
    Accrued taxes                                       (52)         35
    Other liabilities                                   (16)         (1)

        Net cash provided by operating activities       417         524

Cash flows from investing activities:
  Insurance proceeds                                     --         227
  Property improvements and replacements               (123)       (202)
  Deposits to restricted escrows                        (32)       (281)
  Withdrawals from restricted escrows                    --           3

        Net cash used in investing activities          (155)       (253)

Cash flows from financing activities:
  Payments on mortgage notes payable                   (124)       (114)
  Distributions                                        (100)         --

      Net cash used in financing activities            (224)       (114)

Net increase in cash                                     38         157

Cash at beginning of period                           1,004         714

Cash at end of period                              $  1,042         871


Supplemental disclosure of cash flow information:
  Cash paid for interest                           $    553         554

          See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Davidson Diversified Real Estate II, L.P.'s (the "Partnership") annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following (in thousands) were paid to the Managing General Partner and affiliates in 1997 and 1996:

                                                 Three Months Ended
                                                     March 31,
                                                 1997        1996

Property management fees                         $107        $ 94
Reimbursement for services of affiliates           75          50



Included in "reimbursements for services of affiliates" for 1997 is approximately $19,000 in reimbursements for construction oversight costs. During 1996, Outlet's Ltd. Mall was managed by a third party. As of January 1997, the Managing General Partner assumed management of the day to day operations.

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

NOTE C - DISTRIBUTION TO PARTNERS

In February 1997, the Partnership distributed approximately $100,000 to the partners. The limited partners received approximately $98,000 ($80.05 per limited partnership unit) and the general partners received approximately $2,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                             Average Occupancy
                                               1997      1996

Big Walnut Apartments                           95%      95%
   Columbus, Ohio

Lafontenay Apartments                           92%      94%
   Louisville, Kentucky

The Trails Apartments                           91%      94%
   Nashville, Tennessee

Greensprings Manor Apartments                   88%      93%
   Indianapolis, Indiana

Outlet's Ltd. Mall                              77%      84%
   Murfreesboro, Tennessee


The Managing General Partner attributes the decrease in occupancy at The Trails Apartments to increased competition caused by new construction of similar units within The Trails' respective market. The Managing General Partner attributes the decrease in occupancy at Greensprings Manor Apartments to location and age of the investment property. Occupancy at Outlet's Mall has also decreased due to a declining market for outlet type shopping centers. The Managing General partner is in the process of repositioning the Mall into a different market in hopes of reestablishing occupancy levels.

The Partnership's net loss for the three months ended March 31, 1997, was approximately $135,000 compared to a net loss of approximately $76,000 for the same period of 1996. The increase in net loss is primarily due to decreases in rental income and other income. The decrease in rental income is due to decreases in occupancy at Outlet's Mall, The Trails and Greensprings Manor Apartments. The decrease in other income is due to a decrease in miscellaneous income at the Partnership's Outlet's Mall property. Offsetting the above decreases in income are bad debt expense and loss on disposal of property in 1996. Bad debt expense in 1996 related to reserves that were set up due to tenants at Greensprings Manor Apartments that had been evicted, yet still had outstanding accounts receivable balances. The loss on disposal of property in 1996 was due to a fire at The Trails Apartments which destroyed four apartment units. The write-off of these units, which were not yet fully depreciated, resulted in a $64,000 loss on disposal of property.

Included in operating and maintenance expense is $53,000 of major repairs and maintenance comprised of office furniture, new gas service lines, and water saving devices for the quarter ended March 31, 1997.

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

The Partnership had unrestricted cash of approximately $1,042,000 at March 31, 1997, versus unrestricted cash of approximately $871,000 at March 31, 1996. Net cash provided by operating activities decreased due to an increase in net loss, as discussed above, and an increase in accounts receivable. The increase in accounts receivable was due to the timing of rents received from tenants. Net cash used in investing activities decreased due to a decrease in deposits to restricted escrows and a decrease in property improvements and replacements. Offsetting these items was a decrease in insurance proceeds. Insurance proceeds of $227,000 were received in 1996 for four destroyed apartment units at The Trails Apartments. The proceeds were deposited in a restricted escrow account from which funds were drawn for reconstruction expenses. Net cash used in financing activities increased due to the Partnership making a distribution in 1997.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,541,000, net of discount, with stated interest rates of 7.6% to 10.125%, has maturity dates ranging from June 1997 to December 2009. Included in the outstanding indebtedness is a first mortgage, secured by the LaFontenay Apartments, which matures June 1, 1997, with a principal balance due at maturity of $6,728,000. The Managing General Partner intends to refinance this indebtedness. No distributions were made during the quarter ended March 31, 1996. In February 1997, the Partnership distributed approximately $100,000 to the partners. The limited partners received approximately $98,000 ($80.05 per limited partnership unit) and the general partners received approximately $2,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and the availability of the cash reserves.



                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

               None filed during the three months ended March 31, 1997.

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


                    Date:  April 21, 1997