Form 10QSB
period 1997-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1997-08-01
CIK 750258

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period.........to.........

                        Commission file number 0-14483


           DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)


         Delaware                                        62-1207077
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     One Insignia Financial Plaza
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                  (Issuer's telephone number) (864) 239-1000

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

                                 June 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                               $  1,015
     Restricted--tenant security deposits                            188
  Accounts receivable                                                131
  Escrow for taxes                                                   386
  Restricted escrows                                                 774
  Other assets                                                       388
  Investment properties:
     Land                                         $  2,878
     Buildings and related personal property        41,159
                                                    44,037
     Less accumulated depreciation                 (20,410)       23,627
                                                                $ 26,509

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                              $    197
  Tenant security deposits                                           188
  Accrued taxes                                                      501
  Other liabilities                                                  251
  Mortgage notes payable                                          26,451

Partners' Deficit
  General partners                                $   (457)
  Limited partners (1,224.25 units
     issued and outstanding)                          (622)       (1,079)
                                                                $ 26,509

          See Accompanying Notes to Consolidated Financial Statements

b)              DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)


                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   1997       1996      1997      1996
Revenues:
  Rental income                 $  2,105   $  2,178  $  4,189  $  4,340
  Interest income                     16         15        35        27
  Other income                       245        176       376       358
  Casualty gain                       --        250        --       186

     Total revenues                2,366      2,619     4,600     4,911

Expenses:
  Operating                          807        830     1,570     1,576
  General and administrative          60         78       133       160
  Maintenance                        301        247       524       468
  Depreciation                       499        480       997       953
  Interest                           639        626     1,258     1,243
  Bad debt recovery, net              --        (40)       --        --
  Property taxes                     160        156       353       345

     Total expenses                2,466      2,377     4,835     4,745

     Net (loss) income          $   (100)  $    242  $   (235) $    166

Net (loss) income allocated
  to general partners (2%)      $     (2)  $      5  $     (5) $      3
Net (loss) income allocated
  to limited partners (98%)          (98)       237      (230)      163
     Net (loss) income          $   (100)  $    242  $   (235) $    166

Net (loss) income per
  limited partnership unit      $ (80.36)  $ 193.59  $(187.87) $ 133.14

          See Accompanying Notes to Consolidated Financial Statements

c)              DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Limited
                                 Partnership  General    Limited
                                    Units     Partners   Partners     Total

Original capital contributions    1,224.25    $     1     $24,485    $24,486

Partners' deficit at
  December 31, 1996               1,224.25    $  (450)    $  (294)   $  (744)

Net loss for the six months
  ended June 30, 1997                   --         (5)       (230)      (235)

Distributions paid                       --         (2)        (98)      (100)

Partners' deficit at
  June 30, 1997                   1,224.25    $  (457)    $  (622)   $(1,079)


              See Accompanying Notes to Consolidated Financial Statements

d)              DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)



                                                             Six Months Ended
                                                                 June 30,
                                                            1997          1996
Cash flows from operating activities:
  Net (loss) income                                     $  (235)      $   166
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
    Depreciation                                            997           953
    Amortization of loan costs, discounts
      and lease concessions                                 130           131
    Casualty (gain)                                          --          (186)
  Change in accounts:
    Restricted cash                                          (6)           (7)
    Accounts receivable                                     (62)           33
    Escrow for taxes and insurance                           (9)           (8)
    Other assets                                            (64)           (2)
    Accounts payable                                        (11)           28
    Tenant security deposit liabilities                       6             6
    Accrued taxes                                           (84)           (4)
    Other liabilities                                         4           (27)

         Net cash provided by operating
            activities                                      666         1,083

Cash flows from investing activities:
  Property improvements and replacements                   (257)         (473)
  Deposits to restricted escrow                             (48)         (321)
  Receipts from restricted escrow                            --             3
  Insurance proceeds from property damage                    --           227

         Net cash used in investing activities             (305)         (564)

Cash flows from financing activities:
  Principal payments on notes payable                      (250)         (231)
  Loan costs                                                 --            (3)
  Distributions                                            (100)           --

         Net cash used in financing activities             (350)         (234)

Net increase in cash                                         11           285

Cash and cash equivalents at beginning of period          1,004           714

Cash and cash equivalents at end of period              $ 1,015       $   999

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest              $ 1,104       $ 1,114
  Property improvements and replacements in
    accounts payable                                    $    --       $    37

              See Accompanying Notes to Consolidated Financial Statements

e)            DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Davidson Diversified Real Estate II Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and affiliates in 1997 and 1996 (in thousands):


                                                              Six Months Ended
                                                                  June 30,
                                                               1997     1996

Property management fees (included in operating expenses)      $220    $211

Reimbursement for services of affiliates (included in general
  and administrative and operating expenses)                     87     113


During 1996, Shoppes At River Rock (formerly Outlet's Ltd. Mall) was managed by a third party. As of January 1997, the Managing General Partner assumed management of the day to day operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1997 and 1996:


                                                Average
                                               Occupancy
                                            1997        1996

Big Walnut Apartments
  Columbus, Ohio                            95%        96%

Lafontenay Apartments
  Louisville, Kentucky                      93%        93%

The Trails Apartments
  Nashville, Tennessee                      92%        93%

Greensprings Manor Apartments
  Indianapolis, Indiana                     87%        94%

Shoppes At River Rock
 (Formerly Outlet's Ltd. Mall)
  Murfreesboro, Tennessee                   75%        83%


The Managing General Partner attributes the decrease in occupancy at Greensprings Manor Apartments to a soft market caused by increased competition as a result of newly constructed units. Occupancy at the Shoppes At River Rock has also decreased due to increased competition. The property is not located in the retail corridor which makes it difficult to position the property. The Managing General Partner is in the process of exploring different concepts such as "big box", entertainment, and specialty center in an effort to reposition the Mall in hopes of reestablishing occupancy levels.

The Partnership's net loss for the three and six month periods ended June 30, 1997, was approximately $100,000 and $235,000, respectively, compared to net income of approximately $242,000 and $166,000, respectively, for the same periods of 1996. The change from net income to net loss is primarily attributable to a casualty gain of $186,000 for the six months ended June 30, 1996, a decrease in rental income, and an increase in maintenance expense. The Partnership recorded a net casualty gain in 1996 resulting from two fires at the Trails Apartments which destroyed four apartment units and caused minor smoke damage in one unit. The damage resulted in a net gain of approximately $186,000 as of June 30, 1996 arising from proceeds from the Partnership's insurance carrier which exceeded the basis of the property and expenses to reconstruct the four destroyed apartment units and to repair the other unit which incurred minor smoke damage. The decrease in rental income is due to decreases in occupancy at Shoppes At River Rock and Greensprings Manor, as discussed above. The increase in maintenance expense is due to plumbing fixtures at Lafontenay Apartments, and the repair of pool decking at Greensprings Manor Apartments. Offsetting the above decreases to net income is an increase in interest income and a decrease in general and administrative expense. The increase in interest income is due to increases in interest-bearing reserves. The decrease in general and administrative expense is attributable to a decrease in partnership administration cost reimbursements. Bad debt recovery for the three months ended June 30, 1996 related to collection of past due rents from tenants at Greensprings Manor Apartments that had been evicted during the first quarter of 1996.

Included in maintenance expense is approximately $71,000 of major repairs and maintenance comprised of new gas service lines, and water saving devices for the six months ended June 30, 1997. For the six months ended June 30, 1996, approximately $67,000 of major repairs and maintenance is included in operating and maintenance expense comprised of exterior building repairs, window coverings, and major landscaping.

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

The Partnership had unrestricted cash of approximately $1,015,000 at June 30, 1997, versus unrestricted cash of approximately $999,000 at June 30, 1996. Net cash provided by operating activities decreased primarily due to the change from net income to net loss as discussed above. Also contributing to the decrease in net cash provided by operating activities were the decrease in accrued taxes and the increases in accounts receivable and other assets. The decrease in accrued taxes was due to timing of the tax payment. The increase in accounts receivable is due to the timing of receipts from tenants. The increase in other assets is due to an increase in prepaid insurance caused by the required down-payment at the renewal of the insurance policies in May 1997. Net cash used in investing activities decreased due to a decrease in deposits to restricted escrows and a decrease in property improvements and replacements. Offsetting these items was the receipt in 1996 of insurance proceeds related to the casualty gain at The Trails as discussed above. Net cash used in financing activities increased due to the Partnership making a distribution in 1997.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,451,000, net of discount, with stated interest rates of 7.6% to 10.125%, has maturity dates ranging from August 1997 to December 2009. Included in the outstanding indebtedness is a first mortgage, secured by the Lafontenay Apartments, which matures August 1, 1997, with a principal balance due at maturity of approximately $6,720,000. The Managing General Partner intends to refinance this indebtedness. No distributions were made during the six months ended June 30, 1996. In February 1997, the Partnership distributed approximately $100,000 to the partners. The limited partners received approximately $98,000 ($80.05 per limited partnership unit) and the general partners received approximately $2,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of the cash reserves.


                         PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           a)   Exhibits:

                Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b)   Reports on Form 8-K:

                None filed during the quarter ended June 30, 1997.




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



                             Date: August 1, 1997