Form 10QSB
period 1997-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1997-11-13
CIK 750258

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                               September 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                            $    708
     Restricted-tenant security deposits                          191
  Accounts receivable, net of allowance of $64                     50
  Escrow for taxes                                                550
  Restricted escrows                                            1,233
  Other assets                                                    637
  Investment properties:
     Land                                       $  2,878
     Buildings and related personal property      41,539
                                                  44,417
     Less accumulated depreciation               (20,928)      23,489
                                                             $ 26,858

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                           $    176
  Tenant security deposits                                        191
  Accrued property taxes                                          688
  Other liabilities                                               237
  Mortgage notes payable                                       26,946

Partners' Deficit
  General partners'                             $   (463)
  Limited partners' (1,224.25 units
     issued and outstanding)                        (917)      (1,380)
                                                             $ 26,858

          See Accompanying Notes to Consolidated Financial Statements

b)              DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)



                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                  1997       1996      1997      1996
Revenues:
  Rental income               $  2,005   $  2,157   $  6,194  $  6,497
  Other income                     196        160        607       545
  Casualty gain                     --         66         --       252
     Total revenues              2,201      2,383      6,801     7,294

Expenses:
  Operating                        802        817      2,372     2,393
  General and administrative        71         76        204       236
  Maintenance                      336        407        860       875
  Depreciation                     518        495      1,515     1,448
  Interest                         588        627      1,846     1,870
  Property taxes                   187        192        540       537
     Total expenses              2,502      2,614      7,337     7,359

     Net loss                 $   (301)  $   (231)  $   (536) $    (65)

Net loss allocated
  to general partners (2%)    $     (6)  $     (5)  $    (11) $     (1)

Net loss allocated
  to limited partners (98%)       (295)      (226)      (525)      (64)
     Net loss                 $   (301)  $   (231)  $   (536) $    (65)

Net loss per limited
  partnership unit            $(240.96)  $(184.60)  $(428.83) $ (52.28)

          See Accompanying Notes to Consolidated Financial Statements


c)           DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)



                                  Limited
                                Partnership   General     Limited
                                   Units     Partners'   Partners'       Total

Original capital contributions  1,224.25     $     1      $24,485      $24,486

Partners' deficit at
  December 31, 1996             1,224.25     $  (450)     $  (294)     $  (744)

Net loss for the nine months
  ended September 30, 1997            --         (11)        (525)        (536)

Distributions paid                    --          (2)         (98)        (100)

Partners' deficit at
  September 30, 1997            1,224.25     $  (463)     $  (917)     $(1,380)


              See Accompanying Notes to Consolidated Financial Statements


d)              DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)


                                                              Nine Months Ended
                                                                 September 30,
                                                                1997     1996
Cash flows from operating activities:
  Net loss                                                    $  (536)  $   (65)
  Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Depreciation                                                1,515     1,448
    Amortization of loan costs, discounts
      and lease commissions                                       183       198
    Casualty gain                                                  --      (252)
    Bad debt                                                       64        --
  Change in accounts:
    Restricted cash                                                (9)      (14)
    Accounts receivable                                           (44)       --
    Escrow for taxes and insurance                               (173)     (153)
    Other assets                                                  (56)      (22)
    Accounts payable                                              (32)      203
    Tenant security deposit liabilities                             8        10
    Accrued property taxes                                        103       189
    Other liabilities                                             (10)      (29)

       Net cash provided by operating activities                1,013     1,513

Cash flows from investing activities:
  Property improvements and replacements                         (638)     (879)
  Deposits to restricted escrow                                  (507)     (353)
  Receipts from restricted escrow                                  --        44
  Insurance proceeds from property damage                          --       227

       Net cash used in investing activities                   (1,145)     (961)

Cash flows from financing activities:
  Principal payments on notes payable                            (396)     (349)
  Repayment of mortgage note payable                           (6,720)       --
  Proceeds from long-term borrowings                            7,325        --
  Loan costs paid                                                (273)       (4)
  Distributions to partners                                      (100)     (100)

       Net cash used in financing activities                     (164)     (453)

Net (decrease) increase in unrestricted cash                     (296)       99
  and cash equivalents

Unrestricted cash and cash equivalents at beginning of period   1,004       714

Unrestricted cash and cash equivalents at end of period       $   708   $   813

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,650   $ 1,675

              See Accompanying Notes to Consolidated Financial Statements


e)            DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and affiliates in 1997 and 1996:


                                                              Nine Months Ended
                                                                 September 30,
                                                                1997    1996
                                                                (in thousands)

Property management fees (included in operating expenses)       $330   $285

Reimbursement for services of affiliates, including
  approximately $31,000 and $17,000 of construction oversight reimbursements in 1997 and 1996, respectively (included in general and administrative expenses, maintenance expenses
  and investment properties)                                     172    182


During 1996, Shoppes At River Rock (formerly Outlet's Ltd. Mall) was managed by a third party. As of January 1997, an affiliate of the Managing General Partner assumed management of the day to day operations.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers' class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Big Walnut Apartments and Greensprings Manor Apartments owned by the Partnership.

NOTE C - DISTRIBUTION TO PARTNERS

In February 1997, the Partnership distributed approximately $100,000 to the partners. The limited partners received approximately $98,000 ($80.05 per limited partnership unit) and the general partners received approximately $2,000.

NOTE D - MORTGAGE NOTES PAYABLE

On August 6, 1997, the Partnership refinanced the mortgage note payable encumbering Lafontenay Apartments. The refinancing replaced indebtedness on Lafontenay in the amount of approximately $6,720,000 which carried an interest rate of 9.25% and had a maturity date of August 1, 1997. The new mortgage indebtedness of $7,325,000 carries a stated interest rate of 7.5% and matures on September 1, 2007.

The MultiFamily Housing Revenue Bonds and Note Agreement collateralized by The Trails Apartments were called and, therefore, payable in full on February 1, 1997 in accordance with the terms of the agreements. On June 30, 1997 the Partnership entered into a Modification of Bond Documents with the issuer. Pursuant to the modification, the call notice was rescinded. The modification converted the monthly payments from interest only to principal and interest payments with an amortization period of twenty years. The note and bond mature on December 1, 2009 with a balloon payment. Pursuant to the modified terms, the Bondholder shall not exercise the call right of the Bond on a date prior to the fifth anniversary of the modification.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:


                                                 Average
                                                Occupancy
                                             1997       1996

Big Walnut Apartments
  Columbus, Ohio                             94%         96%

Lafontenay Apartments
  Louisville, Kentucky                       94%         94%

The Trails Apartments
  Nashville, Tennessee                       94%         93%

Greensprings Manor Apartments
  Indianapolis, Indiana                      87%         93%

Shoppes At River Rock
 (Formerly Outlet's Ltd. Mall)
  Murfreesboro, Tennessee                    73%         83%


The Managing General Partner attributes the decrease in occupancy at Greensprings Manor Apartments to numerous evictions in the current quarter. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base. Occupancy at the Shoppes At River Rock has also decreased due to increased competition. The property is not located in the retail corridor which makes it difficult to position the property. The Managing General Partner is in the process of exploring different concepts such as "big box", entertainment, and specialty center in an effort to reposition the Mall in hopes of reestablishing occupancy levels.

The Partnership's net loss for the three and nine month periods ended September 30, 1997, was approximately $301,000 and $536,000, respectively, compared to net losses of approximately $231,000 and $65,000, respectively, for the corresponding periods of 1996. The increase in net loss is primarily attributable to a decrease in rental income and a casualty gain of $252,000 for the nine months ended September 30, 1996. The decrease in rental income is due to decreases in occupancy at Shoppes At River Rock and Greensprings Manor, as discussed above. The Partnership recorded a net casualty gain in 1996 resulting from two fires at the Trails Apartments which destroyed four apartment units and caused minor smoke damage in one unit. The damage resulted in a net gain of approximately $252,000 as of September 30, 1996 arising from proceeds from the Partnership's insurance carrier which exceeded the basis of the property and expenses to reconstruct the four destroyed apartment units and to repair the other unit which incurred minor smoke damage. Offsetting the above increases to net loss is an increase in other income and a decrease in general and administrative expense. The increase in other income is due to increases in tenant charges at Greensprings Apartments and lease cancellation fees for Shoppes At River Rock. The decrease in general and administrative expense is attributable to a decrease in partnership administration cost reimbursements.

Included in maintenance expense is approximately $118,000 of major repairs and maintenance comprised of new gas service lines, water saving devices, and window coverings for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, approximately $237,000 of major repairs and maintenance is included in maintenance expense comprised of exterior building repairs, interior building improvements, and major landscaping.

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

The Partnership had unrestricted cash and cash equivalents of approximately $708,000 at September 30, 1997, compared to unrestricted cash and cash equivalents of approximately $813,000 at September 30, 1996. Net cash provided by operating activities decreased primarily due to the increase in net loss as discussed above. Net cash used in investing activities increased due to the receipt in 1996 of insurance proceeds related to the casualty gain at The Trails as discussed above. Net cash used in financing activities decreased due to the refinancing of the mortgage on Lafontenay Apartments as discussed in Note D.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,946,000, net of discount, with stated interest rates of 7.5% to 10.125%, has maturity dates ranging from January 2000 to December 2009. During the first nine months of 1996 distributions in the amount of $100,000 were paid. In February 1997, the Partnership distributed approximately $100,000 to the partners. The limited partners received approximately $98,000 ($80.05 per limited partnership unit) and the general partners received approximately $2,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of the cash reserves.


                         PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits:

               Exhibit 10 MM(a), Multifamily Note secured by a Mortgage or Deed of Trust dated August 6, 1997, between La Fontenay, L.L.C. and Patrician Financial Company Limited Partnership related to Lafontenay Apartments, is filed as an exhibit to this report.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b)  Reports on Form 8-K:

               None filed during the quarter ended September 30, 1997.




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


                             Date: November 13, 1997