Form 10KSB
period 1997-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1998-03-06
CIK 750258

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

                     Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $8,976,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of date within past 60 days of filing date. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated October 16, 1984 (included in Registration Statement, No. 2-92313, of Registrant) are incorporated by reference into Parts I and III.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Davidson Diversified Real Estate II, L.P. (the "Registrant" or the "Partnership") is a Delaware limited partnership organized in June 1984. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners").

The Managing General Partner is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT.

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

For the year ended December 31, 1997, the Registrant's properties accounted for, in the aggregate, over 99% of the Registrant's gross revenues. All eight properties were acquired prior to December 31, 1985. Of the eight properties originally acquired, only five remain.

The Registrant has no employees. Management and administrative services are performed by Davidson Diversified Properties, Inc., the Managing General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1997 and 1996.

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

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties as of December 31, 1997:

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

Big Walnut Apartments          03/28/85  Fee ownership subject   Apartment-
 Columbus, Ohio                          to first and second     251 units
                                         mortgages

LaFontenay Apartments          10/31/84  Fee ownership subject   Apartment-
 (Phase I and II)                        to first mortgage       260 units
 Louisville, Kentucky

The Trails Apartments          08/30/85  Fee ownership subject   Apartment-
 Nashville, Tennessee                    to first mortgage       248 units

Greensprings Manor Apartments  09/30/85  Fee ownership subject   Apartment-
 Indianapolis, Indiana                   to first and second     582 units
                                         mortgages

Shoppes At River Rock          12/31/84  Fee ownership subject   Commercial-
 (Formerly Outlet's Ltd. Mall)           to first mortgage       approximately
  Murfreesboro, Tennessee                                        120,000 sq. ft.

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                                 Gross
                               Carrying   Accumulated                       Federal
           Property             Value     Depreciation   Rate      Method  Tax Basis
Big Walnut Apartments          $ 8,300      $ 4,106    5-25 yrs.    S/L     $ 2,561

LaFontaney I & II Apartments     9,235        4,384    5-25 yrs.    S/L       3,306

The Trails Apartments            8,298        3,768    5-25 yrs.    S/L       3,494

Greensprings Manor Apartments   12,052        5,931    5-25 yrs.    S/L       4,682

Shoppes At River Rock            6,659        3,074    5-25 yrs.    S/L       3,217

                               $44,544      $21,263                         $17,260

 "Note A" of the financial statements included in "Item 7" for a description of Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):

                                                                           Principal
                                Principal     Stated                        Balance
                                Balance At   Interest   Period    Maturity  Due At
           Property           December 1997    Rate    Amortized    Date   Maturity
Big Walnut Apartments
 1st mortgage                  $  4,776       7.60%  257 months  11/15/02   $ 3,912
 2nd mortgage                       167       7.60%    none      11/15/02       167

LaFontenay I & II Apartments
 1st mortgage                     7,308       7.50%  360 months  09/01/07     6,369

The Trails Apartments
 1st mortgage                     5,932        (1)   240 months  12/01/09     3,078

Greensprings Manor Apartments
 1st mortgage                     8,395       7.60%  257 months  11/15/02     6,875
 2nd mortgage                       294       7.60%    none      11/15/02       294

Shoppes At River Rock
 1st mortgage                     1,644      10.125% 180 months  01/15/00     1,490
                                 28,516                                     $22,185

Less unamortized discounts       (1,709)
Total                          $ 26,807

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rate utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1997 was 5.385%.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                       Average Annual             Average Annual
                                        Rental Rates                 Occupancy
Property                           1997            1996          1997         1996
Big Walnut Apartments           $6,339/unit    $6,076/unit        94%         96%
LaFontenay I & II Apartments     7,106/unit     6,825/unit        94%         94%
The Trails Apartments            6,798/unit     6,532/unit        92%         92%
Greensprings Manor Apartments    4,987/unit     4,904/unit        86%         92%
Shoppes At River Rock            8.93/sq. ft.   9.67/sq. ft.      71%         82%

The Managing General Partner attributes the decrease in occupancy at Greensprings Manor Apartments to numerous evictions throughout the year. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base. Also contributing to the decrease in occupancy is deferred maintenance which has delayed the renting of these apartments. Occupancy at the Shoppes At River Rock has also decreased due to increased competition. The property is not located in the retail corridor which makes it difficult to position the property. The Managing General Partner is in the process of exploring different concepts such as "big box", entertainment, and specialty center in an effort to reposition the Mall in hopes of reestablishing occupancy levels.

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

The following is a schedule of the lease expirations at Shoppes At River Rock for the years beginning 1998 through the maturities of current leases:

                        Number of                                % of Gross
                       Expirations   Square Feet   Annual Rent   Annual Rent
Shoppes At River Rock

         1998               3           13,797      $130,000       20.92%
         1999               4           16,732       153,000       24.46%
         2000               6           20,505       196,000       31.37%
         2001               4           12,986       105,000       16.77%
         2002               1            4,084        40,000        6.48%


SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)

                                    1997         1997
                                  Billing        Rate
Big Walnut Apartments             $ 122         2.95%
LaFontenay I & II Apartments         84         1.08%
The Trails Apartments               122         3.27%
Greensprings Manor Apartments       256         7.11%
Shoppes At River Rock               157         5.63%


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


                                   PART II


ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1997, there were 1,653 holders of record owning an aggregate of 1,224.25 Units.

In February 1997, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000. In August 1996, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and the availability of cash reserves.

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

RESULTS OF OPERATIONS

The Partnership's net loss as reported in the financial statements for the year ended December 31, 1997, was approximately $819,000 compared to a net loss of approximately $307,000 for the corresponding period of 1996 (see "Note D" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable loss). The increase in the net loss is primarily attributable to a decrease in rental income and casualty gain of approximately $227,000 for the year ended December 31, 1996.

Rental income decreased for the year ended December 31, 1997 due to a decrease in occupancy at Big Walnut Apartments, Greenspring Manor and Shoppes At River Rock (as discussed in "Item 2"), the remaining properties remained stable. The Partnership recorded a net casualty gain in 1996 resulting from two fires at the Trails Apartments which destroyed four apartment units and caused minor smoke damage in one unit. The damage resulted in a net gain of approximately $227,000 arising from proceeds from the Partnership's insurance carrier of approximately $319,000 which exceeded the basis of the property. Also contributing to the increase in net loss is an increase in depreciation and property tax expenses. Depreciation expense increased due to building and property improvements at all of the properties. The increase in property taxes is a result of an increase in assessed value on The Trail Apartments in 1997.

Partially offsetting the increase in net loss is a decrease in general and administrative and interest expenses. The decrease in general and administrative expense is attributable to a decrease in partnership administration cost reimbursements. The decrease in interest expense is due to the refinancing of the mortgage encumbering LaFontenay Apartments in August 1997. As a result of the refinancing, the interest rate was reduced from 9.25% to 7.5%.

Included in operating expenses for the twelve months ended December 31, 1997 is approximately $195,000 of major repairs and maintenance comprised primarily of exterior building improvements, major landscaping and window coverings. Included in operating expenses for the twelve months ended December 31, 1996 is approximately $287,000 of major repairs and maintenance comprised primarily of interior and exterior building improvements, parking lot repairs, major landscaping and window coverings.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $885,000 compared to approximately $1,004,000 at December 31, 1996. The net (decrease) increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 is $(119,000) and $290,000, respectively. Net cash provided by operating activities decreased primarily due to the increase in net loss as discussed above and an increase in accounts receivables and deposits. Receivables and deposits increased as a result of increased deposits to the tax escrows. Net cash used in investing activities increased due to an increase in property improvements and replacements offset by a decrease in insurance proceeds received. Net cash used in financing activities decreased due to the Partnership's refinancing of the mortgage note encumbering LaFontenay Apartments in 1997.

On August 6, 1997, the Partnership refinanced the mortgage encumbering LaFontenay Apartments. The total indebtedness refinanced was approximately $6,720,000. The refinancing replaced the existing indebtedness which carried stated interest rates of 9.25% with maturity date of August 1, 1997. The new mortgage indebtedness of $7,325,000 carries a stated interest rate of 7.5% and is amortized over 360 months with a balloon payment due on September 1, 2007.

The MultiFamily Housing Revenue Bonds and Note Agreement collateralized by The Trails Apartments were called and, therefore, payable in full on February 1, 1997 in accordance with the terms of the agreements. On June 30, 1997 the Partnership entered into a Modification of Bond Documents with the issuer. Pursuant to the modification, the call notice was rescinded. The modification converted the monthly payments from interest only to principal and interest payments with an amortization period of twenty years. The note and bond mature on December 1, 2009 with a balloon payment. Pursuant to the modified terms, the Bondholder shall not exercise the call right on the Bond on a date prior to the fifth anniversary of the modification.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,807,000, net of discount, with stated interest rates of 7.5% to 10.125%, has maturity dates ranging from January 2000 to December 2009.

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

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1997

Consolidated Statements of Operations -Years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
        December 31, 1997 and 1996

Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements







                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Diversified Real Estate II, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. (A Limited Partnership) as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate II, L.P. (A Limited Partnership) at December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 1998


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except unit data)

                               December 31, 1997



Assets
 Cash and cash equivalents                                             $   885
 Receivables and deposits, net of $31,000 for
   doubtful accounts                                                       938
 Restricted escrows                                                        897
 Other assets                                                              520
 Investment properties (Notes B and F)
    Land                                            $  2,878
    Buildings and related personal property           41,666
                                                      44,544
    Less accumulated depreciation                    (21,263)           23,281

                                                                       $26,521
Liabilities and Partners' Deficit

Liabilities
    Accounts payable                                                   $   226
    Tenant security deposit liabilities                                    189
    Accrued property taxes                                                 691
    Other liabilities                                                      271
    Mortgage notes payable (Notes B and F)                              26,807

Partners' Deficit
    General partners                                $   (468)
    Limited partners (1,224.25 units
      issued and outstanding)                         (1,195)           (1,663)

                                                                       $26,521

          See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.
                        (in thousands except unit data)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Years Ended December 31,
                                                         1997           1996
Revenues:
  Rental income                                       $  8,254       $  8,589
  Other income                                             722            712
  Casualty gain (Note G)                                    --            227
    Total revenues                                       8,976          9,528
Expenses:
  Operating                                              4,329          4,363
  General and administrative                               277            316
  Depreciation                                           2,033          1,951
  Interest                                               2,417          2,494
  Property taxes                                           739            711
                                                         9,795          9,835

   Net loss                                           $   (819)      $   (307)

Net loss allocated to general partners (2%)           $    (16)      $     (6)
Net loss allocated to limited partners (98%)              (803)          (301)

   Net loss                                           $   (819)      $   (307)

Net loss per limited partnership unit                 $(655.91)      $(245.86)

          See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.
                        (in thousands except unit data)


              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                  Limited
                                Partnership  General    Limited
                                   Units     Partners   Partners      Total

Original capital contributions    1,224.25    $    1    $24,485     $24,486

Partners' (deficit) capital at
  December 31, 1995               1,224.25      (442)       105        (337)

Distributions to partners               --        (2)       (98)       (100)

Net loss for the year ended
  December 31, 1996                     --        (6)      (301)       (307)

Partners' deficit at
  December 31, 1996               1,224.25      (450)      (294)       (744)

Distributions to partners               --        (2)       (98)       (100)

Net loss for the year ended
  December 31, 1997                     --       (16)      (803)       (819)

Partners' deficit at
 December 31, 1997                1,224.25    $ (468)  $ (1,195)    $(1,663)

           See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                     Years Ended December 31,
                                                        1997         1996
Cash flows from operating activities:
  Net loss                                           $   (819)    $   (307)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                       2,033        1,951
     Amortization of discounts and loan costs             237          265
     Casualty gain                                         --         (227)
     Loss on disposal of property                          23           --
     Change in accounts:
       Accounts receivable and deposits                  (309)         (51)
       Other assets                                       (29)          (6)
       Accounts payable                                    18           31
       Tenant security deposit liabilities                  6           (2)
       Accrued property taxes                             106           76
       Other liabilities                                   24          (55)

          Net cash provided by operating activities     1,290        1,675

Cash flows from investing activities:
  Property improvements and replacements               (1,130)      (1,046)
  Increase in restricted escrows                         (171)         (83)
  Insurance proceeds from property damage                 159          319

          Net cash used in investing activities        (1,142)        (810)

Cash flows from financing activities:
  Principal payments on mortgage notes payable           (573)        (471)
  Repayment of mortgage notes payable                  (6,720)          --
  Proceeds from long-term borrowings                    7,325           --
  Loan costs paid                                        (199)          (4)
  Distributions to partners                              (100)        (100)

          Net cash used in financing activities          (267)        (575)

Net (decrease) increase in cash and cash equivalents     (119)         290

Cash and cash equivalents at beginning of period        1,004          714

Cash and cash equivalents at end of period           $    885     $  1,004

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $  2,172     $  2,203


          See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Davidson Diversified Properties, Inc., which is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates four residential and one commercial property located in or near major urban areas in the United States.

PRINCIPLES OF CONSOLIDATION

The financial statements include all the accounts of the Partnership and three 99.9% owned partnerships. The General Partner of the consolidated partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

RESTRICTED ESCROWS

RESERVE ACCOUNT - A general Reserve Account of $203,000 was established with the refinancing proceeds for Big Walnut Apartments and Greenspring Manor Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until the reserve accounts equal $1,000 per apartment unit or approximately $833,000 in total. At December 31, 1997, the account balances were approximately $267,000 for Big Walnut Apartments and approximately $402,000 for Greensprings Manor Apartments.

REPLACEMENT RESERVE - LaFontenay Apartments has a replacement reserve as required by its lender of approximately $228,000 at December 31, 1997, for capital improvements.

ESCROWS FOR TAXES - These escrows are designated for the payment of real estate taxes and are included in receivables and deposits. The Partnership and external escrow agents currently maintain these accounts. The escrows for LaFontenay I & II Apartments are maintained at an external escrow. The remaining properties escrows are maintained at the Partnership.

INVESTMENT PROPERTIES

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

LOAN COSTS

Loan costs of approximately $644,000 less accumulated amortization of approximately $238,000 are included in other assets and are being amortized on a straight-line basis over the life of the respective loans. The amortization expense is included in interest expense.

CASH AND CASH EQUIVALENTS

Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

TENANT SECURITY DEPOSITS

The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

LEASES

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership leases certain commercial space to tenants under various lease terms.

Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized approximately $4,000 (1997) and approximately $29,000 (1996) more in rental income than was collected. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent totaled $50,000 in 1997 and $29,000 in 1996.

For all other leases, minimum rents are recognized over the terms of the leases.

The Managing General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. During 1997, the properties offered various concessions including reduced rent for the first month, variable move-in allowances, and reduced security deposits. Concessions are charged to expense as incurred.

ADVERTISING COSTS

Advertising costs of approximately $252,000 and approximately $313,000 for the years ended December 31, 1997, and December 31, 1996, respectively, are charged to expense as they are incurred and are included in operating expenses.

FAIR VALUE OF FINANCIAL STATEMENTS:

"SFAS No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the finical statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):

                                Principal    Monthly                        Principal
                                Balance At   Payment    Stated               Balance
                               December 31, Including  Interest   Maturity    Due At
    Property                       1997      Interest    Rate       Date     Maturity
Big Walnut Apartments
 1st mortgage                   $ 4,776      $   43      7.60%    11/15/02   $ 3,912
 2nd mortgage                       167           1      7.60%    11/15/02       167

LaFontenay I & II Apartments
 1st mortgage                     7,308          51      7.50%    09/01/07     6,369

The Trails Apartments
 1st mortgage                     5,932          41       (1)     12/01/09     3,078

Greensprings Manor Apartments
 1st mortgage                     8,395          75      7.60%    11/15/02     6,875
 2nd mortgage                       294           2      7.60%    11/15/02       294

Shoppes At River Rock
 1st mortgage                     1,644          20     10.125%   01/15/00     1,490
                                 28,516      $  233                          $22,185
Less unamortized discounts       (1,709)
  Total                         $26,807

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1997 was 5.385%.

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76% for Big Walnut Apartments and Greensprings Manor Apartments and 8.00% for The Trails Apartments.

On August 6, 1997, the Partnership refinanced the mortgage encumbering LaFontenay Apartments. The total indebtedness refinanced was approximately $6,720,000. The refinancing replaced the existing indebtedness which carried stated interest rates of 9.25% with maturity date of August 1, 1997. The new mortgage indebtedness of $7,325,000 carries a stated interest rate of 7.5% and is amortized over 360 months with a balloon payment due on September 1, 2007.

The MultiFamily Housing Revenue Bonds and Note Agreement collateralized by The Trails Apartments were called and, therefore, payable in full on February 1, 1997 in accordance with the terms of the agreements. On June 30, 1997 the Partnership entered into a Modification of Bond Documents with the issuer. Pursuant to the modification, the call notice was rescinded. The modification converted the monthly payments from interest only to principal and interest payments with an amortization period of twenty years. The note and bond mature on December 1, 2009 with a balloon payment. Pursuant to the modified terms, the Bondholder shall not exercise the call right on the Bond on a date prior to the fifth anniversary of the modification.

Mortgages are nonrecourse and are collaterlized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable, subsequent to December 31, 1997, are as follows (in thousands):


                 1998                       742
                 1999                       798
                 2000                     2,259
                 2001                       825
                 2002                    12,034
              Thereafter                 11,858

                                       $ 28,516

NOTE C - LEASES

Property and improvements consist of apartment complexes and a shopping center which are under operating leases. Lease terms are one year or less for apartments and generally three to five years with renewal options for tenants of the shopping center.

Tenants of Shoppes At River Rock reimburse the shopping center for common area expenses, including taxes, utilities, and insurance.

Approximate minimum rentals for noncancelable operating leases with remaining terms of more than one year are as follows (in thousands):


                 Year                    Amount
                 1998                    $  497
                 1999                       438
                 2000                       221
                 2001                        75
                 2002                        34

                                         $1,265

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

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except unit data):


                                         1997          1996

Net loss as reported                $   (819)     $   (307)
Add (deduct):
  Depreciation differences                60           (84)
  Amortization of present
   value discounts                        39            30
  Casualty gain                          159          (233)
  Unearned income                         46           (65)
  Miscellaneous                          (24)           (4)

Federal taxable loss                $   (539)     $   (663)

Federal taxable loss
  per limited partnership unit      $(431.46)     $(530.74)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficit as reported                $(1,663)
Land and buildings                       3,828
Accumulated depreciation                (9,849)
Other                                   (1,122)

Net deficit - Federal tax basis        $(8,806)

NOTE E - TRANSACTIONS WITH AFFILIATED AND OTHER PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and its affiliates were incurred in 1997 and 1996 (in thousands):

                                                        Years Ended December 31,
                                                           1997          1996
Property management fees (included in operating expenses)  $436          $381
Reimbursement for services of affiliates, including
 approximately $31,000 of construction oversight
 reimbursements in both 1997 and 1996 (included in
 general and administrative, operating expense and
 investment properties).                                    253           257


During 1996, Shoppes At River Rock was managed by a third party. As of January 1997, an affiliate of the Managing General Partner assumed management of the day to day operations.

For the period from January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations are not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Big Walnut Apartments and Greensprings Manor Apartments owned by the Partnership.

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                        Initial Cost
                                       To Partnership
                                                              Cost
                                               Buildings  Capitalized
                                              and Related  (Removed)
                                               Personal  Subsequent to
                      Encumbrances     Land    Property   Acquisition
Apartment Properties

Big Walnut             $ 4,943      $  520     $ 6,505     $ 1,275
LaFontenay               7,308         650       6,719       1,866
The Trails               5,932         586       7,054         658
Greensprings Manor       8,689         847       9,684       1,521

Shopping Center
Shoppes At River Rock    1,644         275       4,519       1,865
                        28,516
Less unamortized
 discounts              (1,709)

Total                  $26,807      $2,878     $34,481     $ 7,185


                                     Gross Amount at Which Carried
                                          At December 31, 1997
                                 Buildings
                                    and
                                  Related
                                 Personal             Accumulated      Date of        Date     Depreciable
     Description         Land    Property    Total    Depreciation  Construction    Acquired   Life-Years
Apartment Properties
Big Walnut                520        7,780    8,300    $ 4,106         1971         03/28/85      5-25
LaFontenay             $  650      $ 8,585  $ 9,235      4,384       1971-1973      10/31/84      5-25
The Trails                586        7,712    8,298      3,768       1984-1985      08/30/85      5-25
Greensprings Manor        847       11,205   12,052      5,931       1970-1975      09/30/85      5-25

Shopping Center
Shoppes At River Rock     275        6,384    6,659      3,074         1980         12/31/84      5-25

Totals                 $2,878      $41,666  $44,544    $21,263


Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):


                                        Years Ended December 31,
                                          1997          1996
Real Estate
Balance at beginning of year            $43,779       $42,854
  Property Improvements                   1,130         1,046
   Disposals of property                   (365)         (121)

Balance at end of year                  $44,544       $43,779

Accumulated Depreciation

Balance at beginning of year            $19,413       $17,512
  Additions charged to expense            2,033         1,951
  Disposals of property                    (183)          (50)

Balance at end of year                  $21,263       $19,413


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1997 and 1996 is approximately $48,372,000 and approximately $47,246,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is approximately $31,112,000 and approximately $29,139,000, respectively.

NOTE G - CASUALTY GAIN (LOSS)

The Partnership recorded a net casualty gain in 1996 resulting from two fires at the Trails Apartments which destroyed four apartment units and caused minor smoke damage in one unit. The damage resulted in a net gain of approximately $227,000 arising from proceeds from the Partnership's insurance carrier of approximately $319,000 which exceeded the basis of the property. Reconstruction of these units began December 1997.


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

The present officers of the Managing General Partner are listed below:


Name                        Age             Position

Carroll D. Vinson           57              President and Director

Robert D. Long, Jr.         30              Vice President and Chief
                                            Accounting Officer

William H. Jarrard, Jr.     51              Vice President

Daniel M. LeBey             32              Secretary

Kelley M. Buechler          40              Assistant Secretary


Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. He has acted as Chief Operating Officer of Insignia Properties Trust, an affiliate of the General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the Managing General Partner since August 1994. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since January 1, 1992. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since January 1991.


ITEM 10.   EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1997 or 1996. See "Item 12" below for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

As of December 31, 1997, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of Davidson Diversified Properties, Inc.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The Partnership has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues and 4% of commercial revenues.

The following transactions with Insignia Financial Group, Inc. and its affiliates were incurred in 1997 and 1996 (in thousands):

                                                      Years Ended December 31,
                                                        1997         1996

Property management fees                                $436         $381
Reimbursement for services of affiliates, including
 approximately $31,000 of construction oversight
 reimbursements in both 1997 and 1996                    253          257

During 1996, Shoppes At River Rock was managed by a third party. As of January 1997, an affiliate of the Managing General Partner assumed management of the day to day operations.

For the period from January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations are not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Walnut Apartments and Greensprings Manor Apartments owned by the Partnership.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:  See Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        (b) No Reports on Form 8-K were filed during the fourth quarter of 1997.

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


                           DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           By:  Davidson Diversified Properties, Inc.,
                                as Managing General Partner


                           By:  /s/Carroll D. Vinson
                                President and Director


                           By:  /s/Robert D. Long, Jr.
                                Vice President and Chief
                                Accounting Officer


                           Date:  March 6, 1998


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

10MM Multifamily Note secured by a Mortgage or Deed of Trust dated August 6, 1997, between La Fontenay, L.L.C. and Patrician Financial Company Limited Partnership related to Lafontenay Apartments, is filed as an exhibit to this report.

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