Form 10QSB
period 1998-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1998-05-12
CIK 750258

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                           $    928
  Receivables and deposits, net of $33
    for doubtful accounts                                                  564
  Restricted escrows                                                       875
  Other assets                                                             464
  Investment properties:
     Land                                                $  2,878
     Buildings and related personal property               41,741
                                                           44,619
     Less accumulated depreciation                        (21,658)      22,961
                                                                      $ 25,792

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                    $    149
  Tenant security deposit liabilities                                      192
  Accrued property taxes                                                   527
  Other liabilities                                                        295
  Mortgage notes payable                                                26,664

Partners' Deficit
  General partners'                                      $   (475)
  Limited partners' (1,224.25 units issued
     and outstanding)                                      (1,560)      (2,035)
                                                                      $ 25,792


          See Accompanying Notes to Consolidated Financial Statements


b)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                        Three Months Ended
                                                             March 31,
                                                         1998         1997
Revenues:
  Rental income                                     $  1,911       $  2,045
  Other income                                           183            150
    Total revenues                                     2,094          2,195

Expenses:
  Operating                                              961            947
  General and administrative                              81             73
  Depreciation                                           495            498
  Interest                                               567            619
  Property taxes                                         198            193
  Loss on disposal of property                           164             --
     Total expenses                                    2,466          2,330

Net loss                                            $   (372)      $   (135)

Net loss allocated to general
  partners (2%)                                     $     (7)      $     (3)
Net loss allocated to limited
  partners (98%)                                        (365)          (132)

Net loss                                            $   (372)      $   (135)

Net loss per limited partnership unit               $(298.14)      $(107.82)

Distributions per limited partnership unit          $     --       $  80.05


          See Accompanying Notes to Consolidated Financial Statements


c)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General    Limited
                                   Units     Partners'  Partners'    Total

Original capital contributions  1,224.25      $   1      $24,485    $24,486

Partners' deficit at
   December 31, 1997            1,224.25      $(468)     $(1,195)   $(1,663)

Net loss for the three months
   ended March 31, 1998               --         (7)        (365)      (372)

Partners' deficit at
   March 31, 1998               1,224.25      $(475)     $(1,560)   $(2,035)


          See Accompanying Notes to Consolidated Financial Statements

d)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Three Months Ended
                                                                March 31,
                                                            1998         1997
Cash flows from operating activities:
  Net loss                                                $ (372)     $ (135)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                             495         498
    Amortization of discounts, loan costs
       and leasing commissions                                56          68
    Loss on disposal of property                             164          --
    Change in accounts:
      Receivables and deposits                               374          25
      Other assets                                            38           9
      Accounts payable                                       (77)         23
      Tenant security deposit liabilities                      3          (3)
      Accrued property taxes                                (164)        (52)
      Other liabilities                                       24         (16)

        Net cash provided by operating activities            541         417

Cash flows from investing activities:
  Property improvements and replacements                    (339)       (123)
  Net receipts from (deposits to) restricted escrows          22         (32)

        Net cash used in investing activities               (317)       (155)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (181)       (124)
  Distributions to partners                                   --        (100)

        Net cash used in financing activities               (181)       (224)

Net increase in cash and cash equivalents                     43          38

Cash and cash equivalents at beginning of period             885       1,004

Cash and cash equivalents at end of period                $  928      $1,042

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  514      $  553


          See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and two 99.9% owned partnerships. The general partner of the consolidated partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed by the Partnership; therefore, the consolidated partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Effective December 31, 1997, Outlets Mall, L.P. was restructured into a limited liability company known as Outlets GP, L.L.C. ("Outlets"). The Partnership owns 100% of the new entity. As a result, the Partnership consolidates its interest in Outlets (whereby all accounts of Outlets are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the Managing General Partner was wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                            1998       1997

Property management fees (included in operating
  expense)                                                  $107        $107
Reimbursement for services of affiliates, including
 approximately $50,000 and $19,000 of construction
 oversight reimbursements in 1998 and 1997,
 respectively (included in general and administrative
 and operating expenses and investment properties)           105          75

Additionally, the Partnership paid approximately $2,000 during the three months ended March 31, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. No lease commissions were paid during the corresponding period in 1997. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Big Walnut Apartments and Greensprings Manor Apartments owned by the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - DISTRIBUTION TO PARTNERS

In February 1997, the Partnership distributed approximately $100,000 to the partners. The limited partners received approximately $98,000 ($80.05 per limited partnership unit) and the general partners received approximately $2,000. There were no distributions to the partners during the first quarter of 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                          Average Occupancy
                                           1998        1997

Big Walnut Apartments                      95%         95%
  Columbus, Ohio

LaFontenay Apartments                      89%         92%
  Louisville, Kentucky

The Trails Apartments                      90%         91%
  Nashville, Tennessee

Greensprings Manor Apartments              83%         88%
  Indianapolis, Indiana

Shoppes At River Rock                      66%         77%
(Formerly Outlet's Ltd. Mall)
  Murfreesboro, Tennessee

The Managing General Partner attributes the decrease in occupancy at Greensprings Manor Apartments to the local market for one bedroom and studio apartments, which make up a large portion of Greensprings Manor's units, being soft. The staff at Greensprings is focusing on effective marketing and tenant satisfaction to combat the competitive market. Physical occupancy at Greensprings had increased to 86% by the end of April 1998. Occupancy at the Shoppes at River Rock has decreased due to increased competition from newer shopping centers in its immediate vicinity. The anchor tenant vacated the Shoppes at River Rock in 1997. Certain tenants at the shopping center have exercised the option to pay a reduced rental rate based on tenant sales due to the decreased occupancy brought about when the anchor tenant vacated. Rental revenue for the first quarter of 1998 was materially affected because one of these tenants continued to pay its monthly base rent until the first quarter of 1998, at which time it exercised the option to pay rent based on its sales. This option was applied retroactively to the date the anchor tenant vacated and resulted in a credit for the tenant which had overpaid its rent. The Managing General Partner is exploring alternative concepts for repositioning the shopping center in an attempt to fill its vacancies and improve occupancy.

The Partnership's net loss for the three months ended March 31, 1998, was approximately $372,000 compared to a net loss of approximately $135,000 for the corresponding period of 1997. The increase in net loss is primarily due to decreased rental income and the loss on disposal of property incurred during the first quarter of 1998. The decrease in rental income is primarily due to decreased occupancy at Greensprings Manor and the Shoppes at River Rock, as discussed above. The loss on disposal of property during the first quarter of 1998 was due to the write-off of the undepreciated value of roofs that were replaced at LaFontenay. Partially offsetting the decreased rental income and loss on disposal of property is decreased interest expense, primarily due to the August 1997 refinancing of LaFontenay at a lower interest rate.

Included in operating expense during the three months ended March 31, 1998 is approximately $13,000 of major repairs and maintenance comprised primarily of
exterior building repairs.   During the corresponding period in 1997, operating
expense included approximately $53,000 of major repairs and maintenance expenses consisting primarily of new gas service lines and water saving devices.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $928,000 compared to approximately $1,042,000 at March 31, 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 and 1997 is $43,000 and $38,000, respectively. Net cash provided by operating activities increased due to increased cash provided by receivables and deposits due to the refund of a deposit on LaFontenay's refinancing and to the timing of payments. Partially offsetting this increase to cash was the increased use of cash for property taxes due to the timing of payments and decreased rental revenue, as discussed above. Net cash used in investing activities increased due to increased property improvements and replacements, which was partially offset by cash received from restricted escrows. Net cash used in financing activities decreased due to the distribution to partners during the three months ended March 31, 1997. Partially offsetting this decrease was an increase in mortgage principal payments due to the modification of the mortgage on The Trails, as discussed below, and to the refinancing of LaFontenay, whose debt balance increased approximately $600,000 in August of 1997.

On August 6, 1997, the Partnership refinanced the mortgage encumbering LaFontenay Apartments. The total indebtedness refinanced was approximately $6,720,000. The refinancing replaced the existing indebtedness which carried stated interest rates of 9.25% with a maturity date of August 1, 1997. The new mortgage indebtedness of $7,325,000 carries a stated interest rate of 7.5% and is amortized over 360 months with a balloon payment due on September 1, 2007.

The MultiFamily Housing Revenue Bonds and Note Agreement collateralized by The Trails Apartments were called and, therefore, payable in full on February 1, 1997 in accordance with the terms of the agreements. On June 30, 1997, the Partnership entered into a Modification of Bond Documents with the issuer. Pursuant to the modification, the call notice was rescinded. The modification converted the monthly payments from interest only to principal and interest payments with an amortization period of twenty years. The note and bond mature on December 1, 2009 with a balloon payment. Pursuant to the modified terms, the Bondholder shall not exercise the call right on the Bond on a date prior to the fifth anniversary of the modification.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,664,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. In February 1997, the Partnership distributed approximately $100,000 to the partners. The limited partners received approximately $98,000 ($80.05 per limited partnership unit) and the general partners received approximately $2,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of the cash reserves. Currently, the Managing General Partner does not anticipate making any distributions during 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint, which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the three months ended March 31, 1998.



                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                    By: Davidson Diversified Properties, Inc.
                        Its Managing General Partner

                    By: /s/Carroll D. Vinson
                        Carroll D. Vinson
                        President and Director

                    By: /s/Robert D. Long, Jr.
                        Robert D. Long, Jr.
                        Vice President and Chief Accounting Officer

                    Date:  May 12, 1998