Form 10QSB
period 1998-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1998-08-12
CIK 750258

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


                  For the quarterly period ended June 30, 1998


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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                            $    788
  Receivables and deposits, net of $42
     for doubtful accounts                                  625
  Restricted escrows                                        932
  Other assets                                              456
  Investment properties:
     Land                                    $  2,878
     Buildings and related personal property   42,415
                                               45,293
     Less accumulated depreciation            (22,142)   23,151
                                                       $ 25,952

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                     $    476
  Tenant security deposit liabilities                       186
  Accrued property taxes                                    528
  Other liabilities                                         326
  Mortgage notes payable                                 26,517

Partners' Deficit
  General partners'                          $   (476)
  Limited partners' (1,224.25 units issued
     and outstanding)                          (1,605)   (2,081)
                                                       $ 25,952

          See Accompanying Notes to Consolidated Financial Statements


b)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                  1998      1997      1998      1997
Revenues:
  Rental income                 $  2,055  $  2,075  $  3,966  $  4,120
  Other income                       198       261       381       411
  Gain on casualty event             216        --       216        --

     Total revenues                2,469     2,336     4,563     4,531

Expenses:
  Operating                        1,147     1,078     2,108     2,025
  General and administrative          87        60       168       133
  Depreciation                       502       499       997       997
  Interest                           563       639     1,130     1,258
  Property taxes                     199       160       397       353
  Loss on disposal of property        17        --       181        --

     Total expenses                2,515     2,436     4,981     4,766

Net loss                        $    (46) $   (100) $   (418) $   (235)

Net loss allocated
  to general partners (2%)      $     (1) $     (2) $     (8) $     (5)
Net loss allocated
  to limited partners (98%)          (45)      (98)     (410)     (230)

                                $    (46) $   (100) $   (418) $   (235)

Net loss per limited
  partnership unit              $ (36.76) $ (80.05) $(334.90) $(187.87)

Distributions per limited
  partnership unit              $     --  $     --  $     --  $  80.05

          See Accompanying Notes to Consolidated Financial Statements

c)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General   Limited
                                   Units    Partners' Partners'   Total

Original capital contributions   1,224.25   $     1   $24,485   $24,486

Partners' deficit at
   December 31, 1997             1,224.25   $ (468)   $(1,195)  $(1,663)

Net loss for the six months
   ended June 30, 1998                 --       (8)      (410)     (418)

Partners' deficit at
   June 30, 1998                 1,224.25   $ (476)   $(1,605)  $(2,081)

          See Accompanying Notes to Consolidated Financial Statements

d)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                     Six Months Ended
                                                         June 30,
                                                      1998      1997
Cash flows from operating activities:
  Net loss                                          $  (418)  $  (235)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                        997       997
    Amortization of discounts, loan costs
      and leasing commissions                           111       130
    Loss on disposal of property                        181        --
    Gain on casualty event                             (216)       --
    Change in accounts:
      Receivables and deposits                          304       (77)
      Other assets                                       29       (64)
      Accounts payable                                  250       (11)
      Tenant security deposit liabilities                (3)        6
      Accrued property taxes                           (163)      (84)
      Other liabilities                                  55         4

        Net cash provided by operating activities     1,127       666

Cash flows from investing activities:
  Property improvements and replacements             (1,048)     (257)
  Net deposits to restricted escrows                    (35)      (48)
  Net insurance proceeds from casualty event            225        --

        Net cash used in investing activities          (858)     (305)

Cash flows from financing activities:
  Payments on mortgage notes payable                   (366)     (250)
  Distributions to partners                              --      (100)

        Net cash used in financing activities          (366)     (350)

Net (decrease) increase in cash and cash equivalents    (97)       11

Cash and cash equivalents at beginning of period        885     1,004

Cash and cash equivalents at end of period          $   788   $ 1,015

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $ 1,023   $ 1,104

          See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and the lower tier partnerships that it owns a controlling interest in. The Partnership owns a 99.9% limited partner interest in Big Walnut, L.P. and a 99.99% limited partner interest in The Trails, L.P. The general partners of Big Walnut, L.P. and The Trails, L.P. may be removed by the Partnership; therefore, Big Walnut, L.P. and The Trails, L.P. are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Effective July 28, 1997, LaFontenay, L.P. was restructured into a limited liability company known as LaFontenay, L.L.C. ("LaFontenay"). The Partnership owns 100% of the new entity. As a result, the Partnership consolidates its interest in LaFontenay (whereby all accounts of LaFontenay are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

Effective December 31, 1997, the general partner of Outlets Mall, L.P. was restructured into a limited liability company known as Outlets GP, L.L.C. ("Outlets"). The Partnership owns 100% of the new entity, as well as all of the limited partnership interest of Outlets. As a result, the Partnership consolidates its interest in Outlets (whereby all accounts of Outlets are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the Managing General Partner was wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                     1998     1997

Property management fees
 (included in operating expense)                     $215     $220
Reimbursement for services of affiliates (included
 in general and administrative expenses)              117       87

In addition, the Partnership paid approximately $78,000 and $21,000 during the six month periods ended June 30, 1998 and 1997, respectively, to an affiliate of the Managing General Partner for construction oversight reimbursements related to capital improvements and major repair projects. These costs are included in operating expenses and investment properties. The Partnership also paid approximately $2,000 during the six months ended June 30, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. No lease commissions were paid during the corresponding period in 1997. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - DISTRIBUTION TO PARTNERS

In February 1997, the Partnership distributed approximately $100,000 to the partners. The limited partners received approximately $98,000 ($80.05 per limited partnership unit) and the general partners received approximately $2,000. There were no distributions to the partners during the six months ended June 30, 1998.

NOTE D - CASUALTY EVENT

In December 1997, a fire destroyed one building at The Trails Apartments. As a result, the asset and related accumulated depreciation were written off in 1997. At December 31, 1997, the proceeds received on the casualty approximated the loss on write-off of the fire-damaged asset, with the difference of approximately $9,000 being recorded as an insurance receivable. Therefore, no gain or loss relating to this fire was recognized in 1997. At June 30, 1998, reconstruction of the destroyed building was ongoing, with the costs reflected in investment properties as construction-in-process. The Partnership recognized a casualty gain of approximately $216,000 in 1998, with insurance proceeds received totaling $225,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1998 and 1997:


                                 Average Occupancy
                                  1998      1997

Big Walnut Apartments              94%       95%
  Columbus, Ohio

LaFontenay Apartments              90%       93%
  Louisville, Kentucky

The Trails Apartments              91%       92%
  Nashville, Tennessee

Greensprings Manor Apartments      84%       87%
  Indianapolis, Indiana

Shoppes At River Rock              66%       75%
(Formerly Outlet's Ltd. Mall)
  Murfreesboro, Tennessee

The Managing General Partner attributes the decrease in occupancy at LaFontenay to ongoing construction at the property. The Managing General Partner believes once the construction is completed, occupancy will return to previous levels. Occupancy at Greensprings Manor Apartments has decreased due to the soft local market for one bedroom and studio apartments, which make up a large portion of Greensprings Manor's units. The staff at Greensprings is focusing on effective marketing and tenant satisfaction to combat the competitive market. Occupancy at the Shoppes at River Rock has decreased due to increased competition from newer shopping centers in its immediate vicinity. The anchor tenant vacated the Shoppes at River Rock in 1997. Certain tenants at the shopping center have exercised the option to pay a reduced rental rate based on tenant sales due to the decreased occupancy brought about when the anchor tenant vacated. Rental revenue for the six months ended June 30, 1998 was materially affected because one of these tenants continued to pay its monthly base rent until the first quarter of 1998, at which time it exercised the option to pay rent based on its sales. This option was applied retroactively to the date the anchor tenant vacated and resulted in a credit for the tenant, which had overpaid its rent. The Managing General Partner has recently signed a lease with a new tenant for a unit of approximately 10,000 square feet, effective August 10, 1998. Once this newly leased space is occupied, total occupancy will increase above the threshold which has allowed certain tenants to pay reduced rental rates.

The Partnership's net loss for the six months ended June 30, 1998, was approximately $418,000 compared to a net loss of approximately $235,000 for the corresponding period of 1997. Net loss for the three months ended June 30, 1998 was $46,000 compared to a net loss of $100,000 for the three months ended June 30, 1997. The increase in net loss for the six month period is primarily due to decreased rental income and the loss on disposal of property incurred during the six months ended June 30, 1998, which more than offset the gain on casualty event recognized during the six months ended June 30, 1998. The decrease in rental income is primarily due to decreased occupancy at all of the Partnership's properties, primarily the Shoppes at River Rock, as discussed above. Also contributing to the decrease was the retroactive rental adjustment recorded at the Shoppes at River Rock during the first quarter of 1998, as discussed above. The loss on disposal of property was due to the write-off of the undepreciated value of roofs that were replaced at LaFontenay and Big Walnut. In addition, general and administrative expenses increased due to an increase in expense reimbursements. The casualty gain of $216,000 relates to fire damage at The Trails Apartments that was recorded in 1998 (see "Item 1. Financial Statements - Note D"). Also partially offsetting the decreased rental income and loss on disposal of property are decreased interest expense and major repair and maintenance expense. Interest expense decreased primarily due to the August 1997 refinancing of LaFontenay at a lower interest rate. Included in operating expense for the six months ended June 30, 1998, is approximately $40,000 of major repairs and maintenance comprised primarily of exterior building and parking lot repairs and landscaping. During the corresponding period in 1997, operating expense included approximately $92,000 of major repairs and maintenance expenses consisting primarily of new gas service lines, water saving devices, swimming pool repairs, and window coverings.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $788,000 compared to approximately $1,015,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six months ended June 30, 1998 was $97,000 compared to a net increase of $11,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased due to increased cash provided by receivables and deposits due to the refund of a deposit on LaFontenay's refinancing and to the timing of payments. Accounts payable also increased due to the timing of payments. Partially offsetting these increases to cash was the increased use of cash for property taxes due to the timing of payments and decreased rental revenue, as discussed above. Net cash used in investing activities increased due to increased property improvements and replacements. Partially offsetting this increased use of cash were insurance proceeds received in 1998. Net cash used in financing activities remained constant. The distribution to partners during the six months ended June 30, 1997 was offset by an increase in mortgage principal payments due to the modification of the mortgage on The Trails, as discussed below, and to the refinancing of LaFontenay, whose debt balance increased approximately $600,000 in August of 1997.

On August 6, 1997, the Partnership refinanced the mortgage encumbering La-Fontenay Apartments. The total indebtedness refinanced was approximately $6,720,000. The refinancing replaced the existing indebtedness which carried stated interest rates of 9.25% with a maturity date of August 1, 1997. The new mortgage indebtedness of $7,325,000 carries a stated interest rate of 7.5% and is amortized over 360 months with a balloon payment due on September 1, 2007.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $26,517,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. The Partnership distributed $100,000 to the partners during the six months ended June 30, 1997. No cash distributions were made during the six months ended June 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of the cash reserves. Currently, the Managing General Partner does not anticipate making any distributions during 1998.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

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

     b)   Reports on Form 8-K:

          None filed during the three months ended June 30, 1998.


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


                       Date:  August 12, 1998