Form 10QSB
period 1998-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1998-11-13
CIK 750258

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                            $    645
  Receivables and deposits, net of $54
     for doubtful accounts                                  802
  Restricted escrows                                        669
  Other assets                                              520
  Investment properties:
     Land                                    $  2,878
     Buildings and related personal property   42,620
                                               45,498
     Less accumulated depreciation            (22,619)   22,879
                                                       $ 25,515

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                     $    366
  Tenant security deposit liabilities                       187
  Accrued property taxes                                    726
  Other liabilities                                         407
  Mortgage notes payable                                 26,366

Partners' Deficit
  General partners'                          $   (485)
  Limited partners' (1,224.25 units issued
     and outstanding)                          (2,052)   (2,537)
                                                       $ 25,515

          See Accompanying Notes to Consolidated Financial Statements


b)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             Three Months Ended   Nine Months Ended
                               September 30,        September 30,
                               1998      1997      1998      1997
Revenues:
  Rental income              $  2,032  $  2,004  $  5,998  $  6,124
  Other income                    184       196       565       607
  Gain on casualty event           --        --       216        --

     Total revenues             2,216     2,200     6,779     6,731

Expenses:
  Operating                     1,314     1,137     3,422     3,162
  General and administrative       86        71       254       204
  Depreciation                    498       518     1,495     1,515
  Interest                        559       588     1,689     1,846
  Property taxes                  198       187       595       540
  Loss on disposal of property     17        --       198        --

     Total expenses             2,672     2,501     7,653     7,267

Net loss                     $   (456) $   (301) $   (874) $   (536)

Net loss allocated
  to general partners (2%)   $     (9) $     (6) $    (17) $    (11)
Net loss allocated
  to limited partners (98%)      (447)     (295)     (857)     (525)

                             $   (456) $   (301) $   (874) $   (536)

Net loss per limited
  partnership unit           $(365.12) $(240.96) $(700.02) $(428.83)

Distributions per limited
  partnership unit           $     --  $     --  $     --  $  80.05

          See Accompanying Notes to Consolidated Financial Statements

c)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General   Limited
                                    Units     Partners' Partners'   Total

Original capital contributions    1,224.25     $     1   $24,485   $24,486

Partners' deficit at
   December 31, 1997              1,224.25     $  (468)  $(1,195)  $(1,663)

Net loss for the nine months
   ended September 30, 1998             --         (17)     (857)     (874)

Partners' deficit at
   September 30, 1998             1,224.25     $  (485)  $(2,052)  $(2,537)

          See Accompanying Notes to Consolidated Financial Statements


d)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                  Nine Months Ended
                                                     September 30,
                                                    1998      1997
Cash flows from operating activities:
  Net loss                                        $  (874)  $  (536)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                    1,495     1,515
    Amortization of discounts, loan costs
      and leasing commissions                         168       183
    Loss on disposal of property                      198        --
    Gain on casualty event                           (216)       --
    Bad debt                                           --        64
    Change in accounts:
      Receivables and deposits                        127      (226)
      Other assets                                    (54)      (56)
      Accounts payable                                140       (32)
      Tenant security deposit liabilities              (2)        8
      Accrued property taxes                           35       103
      Other liabilities                               136       (10)

        Net cash provided by operating activities   1,153     1,013

Cash flows from investing activities:
  Property improvements and replacements           (1,291)     (638)
  Net withdrawals from (deposits to) restricted
    escrows                                           228      (507)
  Net insurance proceeds from casualty event          225        --

        Net cash used in investing activities        (838)   (1,145)

Cash flows from financing activities:
  Payments on mortgage notes payable                 (555)     (396)
  Repayment of mortgage notes payable                  --    (6,720)
  Proceeds from long-term borrowing                    --     7,325
  Loan costs paid                                      --      (273)
  Distributions to partners                            --      (100)

        Net cash used in financing activities        (555)     (164)

Net decrease in cash and cash equivalents            (240)     (296)

Cash and cash equivalents at beginning of period      885     1,004

Cash and cash equivalents at end of period        $   645   $   708

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $ 1,528   $ 1,650

          See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note F"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and the lower tier partnerships in which it owns a controlling interest. The Partnership owns a 99.9% limited partner interest in Big Walnut, L.P. and a 99.99% limited partner interest in The Trails, L.P. The general partners of Big Walnut, L.P. and The Trails, L.P. may be removed by the Partnership; therefore, Big Walnut, L.P. and The Trails, L.P. are deemed controlled by the Partnership. As a result, the Partnership consolidates its interest in these partnerships (whereby all accounts of these partnerships are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). All significant interpartnership balances have been eliminated.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to affiliates of the Managing General Partner during the nine month periods ended September 30, 1998 and 1997:


                                                   1998    1997
                                                  (in thousands)
Property management fees
 (included in operating expense)                   $323    $330
Reimbursement for services of affiliates
 including approximately $91,000 and $31,000
 of construction oversight reimbursements in
 1998 and 1997, respectively (included in
 general and administrative expenses, operating
 expenses and investment properties)                268     172

The Partnership also paid approximately $40,000 during the nine months ended September 30, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. No lease commissions were paid during the corresponding period in 1997. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

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

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' "Class D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in trust including Big Walnut Apartments and Greensprings Manor Apartments owned by the Partnership.

During September 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 400 of the outstanding units of limited partnership interest in the Partnership at $6,000 per unit, net to the seller in cash. The Purchaser has extended the tender offer expiration date to November 16, 1998.

NOTE C - DISTRIBUTION TO PARTNERS

In February 1997, the Partnership distributed approximately $100,000 to the partners. The limited partners received approximately $98,000 ($80.05 per limited partnership unit) and the general partners received approximately $2,000. There were no distributions to the partners during the nine months ended September 30, 1998.

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

The MultiFamily Housing Revenue Bonds and Note Agreement collateralized by The Trails Apartments were called and, therefore, payable in full on February 1, 1997 in accordance with the terms of the loan agreements. On June 30, 1997 the Partnership entered into a Modification of Bond Documents with the issuer. Pursuant to the modification, the call notice was rescinded. The modification converted the monthly payments from interest only to principal and interest payments with an amortization period of twenty years. The note and bond mature on December 1, 2009 with a balloon payment. Pursuant to the modified terms, the Bondholder shall not exercise the call right of the Bond on a date prior to the fifth anniversary of the modification (June 30, 2002).

NOTE E - CASUALTY EVENT

In December 1997, a fire destroyed one building at The Trails Apartments. As a result, the asset and related accumulated depreciation were written off in 1997. At December 31, 1997, the proceeds received on the casualty approximated the loss on write-off of the fire-damaged asset, with the difference of approximately $9,000 being recorded as an insurance receivable. Therefore, no gain or loss relating to this fire was recognized in 1997. At September 30, 1998, reconstruction of the destroyed building was ongoing, with the costs reflected in investment properties as construction-in-process. The Partnership recognized a casualty gain of approximately $216,000 in 1998, with insurance proceeds received totaling $225,000.

NOTE F - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the entity which controls the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1998 and 1997:


                                 Average Occupancy
                                  1998      1997

Big Walnut Apartments              94%       94%
  Columbus, Ohio

LaFontenay Apartments              92%       94%
  Louisville, Kentucky

The Trails Apartments              92%       94%
  Nashville, Tennessee

Greensprings Manor Apartments      85%       87%
  Indianapolis, Indiana

Shoppes At River Rock              68%       73%
(Formerly Outlet's Ltd. Mall)
  Murfreesboro, Tennessee

The Managing General Partner attributes the decrease in occupancy at the Shoppes at River Rock to increased competition from newer shopping centers in its immediate vicinity. The largest tenant vacated the Shoppes at River Rock in 1997. Certain tenants at the shopping center exercised the option to pay a reduced rental rate based on tenant sales due to the decreased occupancy brought about when the aforementioned tenant vacated. Rental revenue for the nine months ended September 30, 1998 was materially affected because one of these tenants continued to pay its monthly base rent until the first quarter of 1998, at which time it exercised the option to pay rent based on its sales. This option was applied retroactively to the date the largest tenant vacated and resulted in a credit for the tenant, which had overpaid its rent. A lease with a new tenant for a unit of approximately 10,000 square feet was entered into effective August 1998. With this newly leased space occupied, physical occupancy is above the threshold which has allowed certain tenants to pay reduced rental rates.

The Partnership's net loss for the nine months ended September 30, 1998, was approximately $874,000 compared to a net loss of approximately $536,000 for the corresponding period of 1997. Net loss for the three months ended September 30, 1998 was $456,000 compared to a net loss of $301,000 for the three months ended September 30, 1997. The increase in net loss for the nine month period is primarily due to decreased rental and other income, increased operating expenses, and the loss on disposal of property incurred during the nine months ended September 30, 1998, which more than offset decreased interest expense and the gain on casualty event recognized during the nine months ended September 30, 1998. The decrease in rental income is primarily due to decreased average occupancy, primarily at the Shoppes at River Rock, as discussed above. Also contributing to the decrease was the retroactive rental adjustment recorded at the Shoppes at River Rock during the first quarter of 1998, as discussed above. The increase in operating expenses primarily related to the increase in maintenance expense, which resulted from the costs associated with roof repairs at Big Walnut, as discussed below. The loss on disposal of property was due to the write-off of the undepreciated value of roofs that were replaced at LaFontenay and Big Walnut. In addition, general and administrative expenses increased due to an increase in expense reimbursements. The casualty gain of $216,000 relates to fire damage at The Trails Apartments that was recorded in 1998 (see "Item 1. Financial Statements - Note E - Casualty Event"). Also partially offsetting the decreased rental income, increased operating expenses and loss on disposal was the decrease in interest expense which was primarily due to decreased interest rates on the bonds that dictate The Trails' mortgage interest rate and the August 1997 refinancing of LaFontenay at a lower interest rate.

Included in operating expenses for the nine months ended September 30, 1998, is approximately $285,000 of major repairs and maintenance comprised of exterior painting, exterior building and parking lot repairs and landscaping. This amount also includes approximately $194,000 of roofing repairs at Big Walnut. The extensive roofing repairs were necessitated when excess roofing materials, left on the roof after repairs were performed in a previous year, caused the roof to partially collapse over time. The roofing contractor is no longer in business. The cost of the repairs may be covered by insurance proceeds. The original insurance claim was denied but has been appealed and is currently being evaluated further. During the corresponding period in 1997, operating expenses included approximately $118,000 of major repairs and maintenance expenses consisting primarily of new gas service lines, water saving devices, swimming pool repairs, landscaping and window coverings.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $645,000 compared to approximately $708,000 at September 30, 1997. Net decreases in cash and cash equivalents for the nine month periods ended September 30, 1998 and 1997, respectively, were $240,000 and $296,000. Net cash provided by operating activities increased due to increased cash provided by receivables and deposits due to the refund of a deposit on LaFontenay's refinancing and to the timing of receivable collections. Accounts payable and other liabilities increased due to the timing of payments. Partially offsetting these increases to cash was the increased use of cash for property taxes due to the timing of payments. Net cash used in investing activities decreased due to the insurance proceeds received in 1998 related to the Trails fire and increased withdrawals from restricted escrows. Partially offsetting these increased inflows of cash were increased property improvements and replacements during
1998.   Net cash used in financing activities increased due to the refinancing of the mortgage on LaFontenay Apartments, as discussed below. Mortgage principal payments increased for the nine months ended September 30, 1998 due to the modification of the mortgage on The Trails, as discussed below, and to the refinancing of LaFontenay, whose debt balance increased approximately $600,000 in August of 1997.

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

The MultiFamily Housing Revenue Bonds and Note Agreement collateralized by The Trails Apartments were called and, therefore, payable in full on February 1, 1997 in accordance with the terms of the loan agreements. On June 30, 1997, the Partnership entered into a Modification of Bond Documents with the issuer. Pursuant to the modification, the call notice was rescinded. The modification converted the monthly payments from interest only to principal and interest payments with an amortization period of twenty years. The note and bond mature on December 1, 2009 with a balloon payment. Pursuant to the modified terms, the bondholder shall not exercise the call right on the bond on a date prior to the fifth anniversary of the modification (June 30, 2002).

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of approximately $26,366,000, net of discount, matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The Partnership distributed $100,000 to the partners during the nine months ended September 30, 1997. No cash distributions were made during the nine months ended September 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of the cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material affect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. V. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims o be without merit and intends to defend the action vigorously.

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

          b)   Reports on Form 8-K:

               None filed during the three months ended September 30, 1998.


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


                       DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                       By:         Davidson Diversified Properties, Inc.
                                   Its Managing General Partner

                       By:         /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President

                       By:         /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)

                       Date:       November 13, 1998