Form 10KSB
period 1998-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1999-03-29
CIK 750258

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $9,143,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None





                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Davidson Diversified Real Estate II, L.P. (the "Registrant" or the Partnership") is a Delaware limited partnership organized in June 1984. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008 unless terminated prior to such date.

The offering of the Registrant's limited partnership units ("Units") commenced on October 16, 1984, and terminated on October 15, 1985. The Registrant received gross proceeds from the offering of $24,485,000 and net proceeds of $21,760,500. Upon termination of the offering, the Registrant had accepted subscriptions for 1,224.25 Units. All of the net proceeds of the offering were invested in the Registrant's original eight properties, of which one has been sold and two have been foreclosed. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1984 and 1985, during its acquisition phase, the Registrant acquired eight existing apartment and commercial properties. The Registrant continues to own and operate five of these properties. See "Item 2, Description of Properties."

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. These services were provided by an affiliate of the Managing General Partner for the years ended December 31, 1998 and 1997. However, as of October 1, 1998 management services for the Partnership's sole commercial property, Shoppes at River Rock, were provided by an unrelated party. (See "Transfer of Control" below.)

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Registrant's properties and the rents that may be charged for such apartments and commercial space. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Registrant are subject to factors outside of the Registrant's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside the control of the Registrant.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties as of December 31, 1998:

                               Date of          Type of
           Property            Purchase        Ownership              Use

Big Walnut Apartments          03/28/85 Fee ownership subject   Apartment-
 Columbus, Ohio                         to first and second     251 units
                                        mortgages (2)

LaFontenay Apartments          10/31/84 Fee ownership subject   Apartment-
 (Phase I and II)                       to first mortgage (2)   260 units
 Louisville, Kentucky

The Trails Apartments          08/30/85 Fee ownership subject   Apartment-
 Nashville, Tennessee                   to first mortgage (2)   248 units

Greensprings Manor Apartments  09/30/85 Fee ownership subject   Apartment-
 Indianapolis, Indiana                  to first and second     582 units
                                        mortgages (2)

Shoppes At River Rock          12/31/84 Fee ownership subject   Commercial-
 (Formerly Outlet's Ltd. Mall)          to first mortgage (1)   approximately
  Murfreesboro, Tennessee                                       120,000 sq. ft.

(1) The property is held by a Limited Liability Company of which the Registrant is the sole member.

(2) The property is held by a Limited Partnership of which the Registrant owns a 99.90% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                         Gross

                        Carrying Accumulated                        Federal

        Property         Value   Depreciation   Rate    Method     Tax Basis

                            (in thousands)                       (in thousands)


 Big Walnut Apartments   $ 8,540  $ 4,485     5-25 yrs.   S/L      $ 2,470


 LaFontaney I & II

  Apartments               9,252    4,624     5-25 yrs.   S/L        3,198

 The Trails Apartments     8,943    4,090     5-25 yrs.   S/L        3,270


 Greensprings Manor

  Apartments              12,192    6,443     5-25 yrs.   S/L        4,265

 Shoppes At River Rock     6,678    3,448     5-25 yrs.   S/L        2,961


                         $45,605  $23,090                          $16,164


See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                                                                     Principal

                          Principal    Stated                         Balance

                          Balance At  Interest   Period   Maturity    Due At

        Property        December 1998   Rate   Amortized    Date   Maturity (2)

                        (in thousands)                            (in thousands)


 Big Walnut Apartments

  1st mortgage         $  4,622         7.60%  257 months 11/15/02  $ 3,912

  2nd mortgage              167         7.60%    none     11/15/02      167


 LaFontenay I & II

 Apartments

  1st mortgage            7,240         7.50%  360 months 09/01/07    6,369


 The Trails Apartments

    1st mortgage          5,751          (1)   240 months 12/01/09    3,015


 Greensprings Manor

 Apartments

  1st mortgage            8,124         7.60%  257 months 11/15/02    6,875

  2nd mortgage              294         7.60%    none     11/15/02      294


 Shoppes At River Rock

  1st mortgage            1,571        10.125% 180 months 01/15/00    1,490

                         27,769                                     $22,122


 Less unamortized

   discounts             (1,554)

 Total                 $ 26,215


(1)Adjustable rate based on 75% of the interest rate on new-issue long-term A-rate utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1998 was 4.9875%.

(2)See Item 7, Financial Statements _ Note C for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                                      Average Annual           Average Annual

                                       Rental Rates              Occupancy

Property                            1998          1997         1998      1997


Big Walnut Apartments           $6,577/unit   $6,339/unit      94%       94%

LaFontenay I & II Apartments     7,347/unit    7,106/unit      92%       94%

The Trails Apartments            7,044/unit    6,798/unit      92%       92%

Greensprings Manor Apartments    4,934/unit    4,987/unit      88%       86%

Shoppes At River Rock            6.70/sq. ft.  8.93/sq. ft.    71%       71%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial properties in the area. The Managing General Partner believes that all of the properties are adequately insured. Each residential property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available space. Shoppes at River Rock is a retail shopping center which leases available rental space from nine months to four years. No tenant leases 10% or more of the available rental space at Shoppes at River Rock. See "Notes A and D" to the Consolidated Financial Statements for information as to the principle terms of the leases at Shoppes at River Rock. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations at Shoppes At River Rock for the years beginning 1999 through the maturities of current leases:

                       Number of                              % of Gross
                      Expirations Square Feet  Annual Rent   Annual Rent
                                              (in thousands)
Shoppes At River Rock

        1999               5        24,665       $201           35.19%
        2000               6        20,505        200           36.82%
        2001               4        12,986         91           15.99%
        2002               1         4,084         40            7.45%

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                                    1998             1998
                                  Billing            Rate
                               (in thousands)
Big Walnut Apartments             $ 122              5.90%
LaFontenay I & II Apartments         72               .93%
The Trails Apartments               128              3.43%
Greensprings Manor Apartments       275              7.32%



Shoppes At River Rock               133              2.75%

CAPITAL EXPENDITURES:

Big Walnut Apartments. In 1998 the Partnership expended approximately $276,000 on capital improvements consisting primarily of balcony, appliance and floor covering replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $634,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $633,000 for 1999, including HVAC, roofing, and electrical improvements.

LaFontenay I&II Apartments. In 1998 the Partnership expended approximately $318,000 on capital improvements consisting primarily of roof replacements, gutter repairs, appliances, and floor covering replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $295,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $400,000 for 1999, including parking lot repair, roofing and floor covering replacements.

The Trails. In 1998 the Partnership expended approximately $709,000 on capital improvements consisting primarily of building improvements and floor covering replacements. These improvements were funded primarily from cash flow and insurance proceeds. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $267,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $304,000 for 1999, including landscaping, electrical, and HVAC improvements.

Greensprings Manor. In 1998 the Partnership expended approximately $139,000 on capital improvements consisting primarily of various building equipment, appliances, and floor covering replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $693,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $693,000 for 1999, including roofing repairs, gutters and down spouts, and exterior painting.

Shoppes At River Rock. In 1998 the Partnership expended approximately $19,000 on capital improvements consisting primarily of HVAC condensing units. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $977,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $249,000 for 1999, including roof replacements, curb and gutter repairs.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company ("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly held limited partnership, offered and sold 1,224.25 limited partnership units aggregating $24,485,000. As of December 31, 1998 there were 1,622 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 170.0 units or 13.886% at December 31, 1998. There is no established market for the Units and it is not anticipated that any will develop in the future.

No distributions were made to the partners during 1998. In February 1997, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net loss as reported in the financial statements for the year ended December 31, 1998, was approximately $783,000 compared to a net loss of approximately $819,000 for the year ending December 31, 1997 (see "Note E" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable loss). The decrease in net loss is attributable to an increase in total revenues, which was offset by an increase in total expenses. The increase in revenues is primarily attributable to the gain recognized on casualty event which was offset by decreases in rental income and other income. Rental income decreased due to a small decrease in occupancy at LaFontenay I and II Apartments and a decrease in average annual rental rates at Shoppes at River Rock. The Partnership recorded a casualty gain in 1998 as a result of a fire at The Trails Apartments during 1997. The gain of approximately $328,000 was recorded as a result of insurance proceeds received which exceeded the basis of the damaged property.

Expenses increased primarily due to increases in operating expense and the recognition in 1998 of a loss on disposal of a property and to a lesser extent an increase in general and administrative expense. All other expenses remained relatively constant except interest expense which decreased. The loss on disposal of property was due to the write-off of the undepreciated value of roofs that were replaced at LaFontenay and Big Walnut during 1998. The increase in operating expenses was primarily related to the increase in maintenance expense incurred at all of the properties except LaFontenay I & II. Maintenance expense consisted of increases in cleaning costs, ground clean up, painting and various repairs as a result of weather related damages incurred at the properties during 1997 and 1998. Included in general and administrative expense at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The decrease in interest expense is the result of the refinancing of LaFontenay Apartments in August 1997 with a lower interest rate mortgage.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998 the Partnership had cash and cash equivalents of approximately $971,000 compared to approximately $885,000 at December 31, 1997. The increase in cash and cash equivalents is due to $1,694,000 of cash provided by operating activities which was partially offset by $862,000 of cash used in investing activities and $746,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements, and to a lesser extent lease commission charges which were partially offset by insurance proceeds from casualty event, and withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

On August 6, 1997, the Partnership refinanced the mortgage encumbering LaFontenay Apartments. The total indebtedness refinanced was approximately $6,720,000. The refinancing replaced the existing indebtedness which carried stated interest rates of 9.25% with maturity dates of August 1, 1997. The new mortgage indebtedness of $7,325,000 carries a stated interest rate of 7.5% and is amortized over 360 months with a balloon payment due on September 1, 2007.

The MultiFamily Housing Revenue Bonds and Note Agreement collateralized by The Trails Apartments was called and, therefore, payable in full on February 1, 1997 in accordance with the terms of the agreements. On June 30, 1997 the Partnership entered into a Modification of Bond Documents with the issuer. Pursuant to the modification, the call notice was rescinded. The modification converted the monthly payments from interest only to principal and interest payments with an amortization period of twenty years. The note and bond mature on December 1, 2009 with a balloon payment. Pursuant to the modified terms, the Bondholder shall not exercise the call right on the Bond on a date prior to the fifth anniversary of the modification.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $2,279,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Big Walnut Apartments include HVAC, roofing repairs, and electrical repairs. Budgeted capital improvements at LaFontenay I and II include parking lot repairs, roofing, and floor covering repairs. Budgeted improvements at The Trails include landscaping, electrical, and HVAC repairs. Budgeted capital improvements at Greensprings Manor include roofing repairs, gutters and down spout replacements, and exterior painting. Budgeted capital improvements at Shoppes at River Rock include roof replacements, and curb and gutter repairs. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,215,000, net of discount, is amortized over varying periods with required balloon payments ranging from January 15, 2000 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No cash distributions were made during 1998. In February 1997, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and the availability of the cash reserves. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.


ITEM 7.  FINANCIAL STATEMENTS


DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Deficit - Years ended
  December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements













               Report of Ernst & Young LLP, Independent Auditors





The Partners
Davidson Diversified Real Estate II, L.P.



We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate II, L.P. at December 31, 1998 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






                                                           /S/ ERNST & YOUNG LLP



Greenville, South Carolina
March 3, 1999






                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except unit data)

                               December 31, 1998


Assets
 Cash and cash equivalents                                       $   971
 Receivables and deposits, net of $61,000 for
   doubtful accounts                                                 814
 Restricted escrows                                                  612
 Other assets                                                        474
 Investment properties (Notes C and G)
    Land                                            $  2,878
    Buildings and related personal property           42,727
                                                      45,605
    Less accumulated depreciation                    (23,090)     22,515

                                                                 $25,386
Liabilities and Partners' Deficit

Liabilities
    Accounts payable                                             $   234
    Tenant security deposit liabilities                              188
    Accrued property taxes                                           697
    Other liabilities                                                498
    Mortgage notes payable (Note C)                               26,215

Partners' Deficit
    General partners                                $   (484)
    Limited partners (1,224.25 units
      issued and outstanding)                         (1,962)     (2,446)

                                                                 $25,386

          See Accompanying Notes to Consolidated Financial Statements






                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.
                        (in thousands except unit data)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Years Ended December 31,

                                                        1998        1997

Revenues:

 Rental income                                        $  8,100   $  8,163

 Other income                                              715        722

  Casualty gain (Note H)                                   328         --

    Total revenues                                       9,143      8,885

Expenses:

 Operating                                               4,403      4,238

 General and administrative                                339        277

 Depreciation                                            2,038      2,033

 Interest                                                2,244      2,417

 Property taxes                                            743        739

  Loss on disposal of property                             159         --

                                                         9,926      9,704


   Net loss                                           $   (783)  $   (819)


Net loss allocated to general partners (2%)           $    (16)  $    (16)

Net loss allocated to limited partners (98%)              (767)      (803)


   Net loss                                           $   (783)  $   (819)


Net loss per limited partnership unit                 $(626.51)  $(655.91)


Distributions per limited partnership unit            $     --   $  80.05


          See Accompanying Notes to Consolidated Financial Statements




                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.
                        (in thousands except unit data)

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT



                                  Limited

                                Partnership  General   Limited

                                   Units    Partners   Partners    Total


Original capital contributions    1,224.25    $    1    $24,485    $24,486


Partners' deficit at

  December 31, 1996               1,224.25      (450)      (294)      (744)


Distributions to partners               --        (2)       (98)      (100)

Net loss for the year ended

  December 31, 1997                     --       (16)      (803)      (819)


Partners' deficit at

 December 31, 1997                1,224.25      (468)    (1,195)    (1,663)


Net loss for the year ended

 December 31, 1998                      --       (16)      (767)      (783)


Partners' Deficit at

 December 31, 1998                1,224.25    $ (484)  $ (1,962)   $(2,446)


          See Accompanying Notes to Consolidated Financial Statements






                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                    Years Ended December 31,

                                                         1998      1997

Cash flows from operating activities:

 Net loss                                              $   (783) $   (819)

 Adjustments to reconcile net loss to net cash

  provided by operating activities:

   Depreciation                                           2,038     2,033

   Amortization of discounts, loan costs and lease
     commissions                                            228       237

   Casualty gain                                           (328)       --

   Loss on disposal of property                             159        23

    Change in accounts:

    Accounts receivable and deposits                        124      (309)

    Other assets                                             16       (27)

    Accounts payable                                          8        18

    Tenant security deposit liabilities                      (1)        6

    Accrued property taxes                                    6       106

    Other liabilities                                       227        24


     Net cash provided by operating activities            1,694     1,292


Cash flows from investing activities:

 Property improvements and replacements                  (1,461)   (1,130)

 Withdrawals from (deposits to) restricted escrows          285      (171)

 Insurance proceeds from casualty event                     358       159

 Lease commissions                                          (44)       (2)


     Net cash used in investing activities                 (862)   (1,144)


Cash flows from financing activities:

 Principal payments on mortgage notes payable              (746)     (573)

 Repayment of mortgage notes payable                         --    (6,720)

 Proceeds from long-term borrowings                          --     7,325

 Loan costs paid                                             --      (199)

 Distributions to partners                                   --      (100)


     Net cash used in financing activities                 (746)     (267)


Net increase (decrease) in cash and cash equivalents         86      (119)


Cash and cash equivalents at beginning of period            885     1,004


Cash and cash equivalents at end of period             $    971  $    885


Supplemental disclosure of cash flow information:

 Cash paid for interest                                $  2,029  $  2,172


          See Accompanying Notes to Consolidated Financial Statements




                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P

                   Notes to Consolidated Financial Statements

                               December 31, 1998




NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Davidson Diversified Properties, Inc. Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B - Transfer of Control." The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008 unless terminated prior to such date. As of December 31, 1998, the Partnership operates four apartment properties and one commercial property located in or near major urban areas in the United States.

PRINCIPLES OF CONSOLIDATION

The financial statements include all the accounts of the Partnership and its three 99.9% owned partnerships. The Managing General Partner of the consolidated partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

ALLOCATIONS OF PROFITS, GAINS & LOSSES:

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

ALLOCATION OF CASH DISTRIBUTIONS

Cash distributions by the partnership are allocated between general and limited partners in accordance with the Partnership Agreement. The Partnership Agreement provides that 98% of distributions of adjusted cash from operations are allocated to the limited partners and 2% to the general partners. Cash from operations is defined as the excess of cash received from operations less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Managing General Partner.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the year ended December 31, 1998. In February 1997, the Partnership distributed $100,000 to the partners. The limited partners received $98,000 ($80.05 per limited partnership unit) and the general partners received $2,000.

Cash from sales or refinancings (as defined in the Partnership Agreement) shall be distributed to the limited partners until each limited partner has received an amount equal to a cumulative 8% per annum of the average of the limited partners'adjusted invested capital, less any prior distributions. The general partners are then entitled to receive 3% of the selling price of properties sold where they acted as a broker. The limited partners will then be allocated 85% of any remaining distributions and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) from Greensprings Manor Apartments and Big Walnut Apartments into the Reserve Account until the Reserve Account is funded in an amount equal to $1,000 per apartment for a total of $833,000. As of December 31, 1998, the Partnership has deposits of approximately $519,000 in its Reserve Account.

RESTRICTED ESCROWS

 RESERVE ACCOUNT - A general Reserve Account of $203,000 was established with the refinancing proceeds for Big Walnut Apartments and Greensprings Manor Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until the reserve accounts equal $1,000 per apartment unit or approximately $833,000 in total. At December 31, 1998, the account balances were approximately $280,000 for Big Walnut Apartments and approximately $239,000 for Greensprings Manor Apartments.

 REPLACEMENT RESERVE - LaFontenay Apartments has a replacement reserve as required by its lender of approximately $88,000 at December 31, 1998, for capital improvements.

ESCROWS FOR TAXES - These escrows are designated for the payment of real estate taxes and are included in receivables and deposits. The Partnership and external escrow agents currently maintain these accounts. The escrows for LaFontenay I & II Apartments are maintained at an external escrow. The remaining properties' escrows are maintained at the Partnership.

INVESTMENT PROPERTIES

Investment properties consist of four apartment complexes and a commercial property and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 and 1997.

DEPRECIATION

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties, commercial property and related personal property.
For Federal income tax purposes, the accelerated cost recovery method is used
(1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

LOAN COSTS

Loan costs of approximately $644,000 less accumulated amortization of approximately $305,000 are included in other assets and are being amortized on a straight-line basis over the life of the respective loans.

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

LEASES

The Partnership generally leases apartment units for twelve months or less. The Managing General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

The Partnership leases certain commercial space to tenants under various lease terms. Some of the leases contain stated rental increases during their lease term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized approximately $31,000 during 1998 and approximately $4,000 during 1997 more in rental income than was collected. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent totaled $97,000 in 1998 and $50,000 in 1997.

For all other leases, minimum rents are recognized over the terms of the leases.

ADVERTISING COSTS

Advertising costs of approximately $206,000 and approximately $252,000 for the years ended December 31, 1998, and December 31, 1997, respectively, are charged to operating expense as incurred.

FAIR VALUE OF FINANCIAL STATEMENTS:

Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by Statement of Financial Accounting Standards ("SFAS") No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for disclosure.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:



                            Principal    Monthly                     Principal

                            Balance At   Payment   Stated             Balance

                           December 31, Including Interest Maturity    Due At

    Property                   1998     Interest    Rate     Date     Maturity


Big Walnut Apartments

 1st mortgage               $ 4,622      $   43    7.60%   11/15/02   $ 3,912

 2nd mortgage                   167           1    7.60%   11/15/02       167


LaFontenay I & II Apartments

 1st mortgage                 7,240          51    7.50%   09/01/07     6,369


The Trails Apartments

 1st mortgage                 5,751          41     (1)    12/01/09     3,015


Greensprings Manor Apartments

 1st mortgage                 8,124          75    7.60%   11/15/02     6,875

 2nd mortgage                   294           2    7.60%   11/15/02       294


Shoppes At River Rock

 1st mortgage                 1,571          20   10.125%  01/15/00     1,490

                             27,769      $  233                        $22,122

Less unamortized discounts   (1,554)
discounts

  Total                     $26,215


(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1998 was 4.9875%.

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

Scheduled principal payments of mortgage notes payable, subsequent to December 31, 1998, are as follows (in thousands):


                 1999                  $    804

                 2000                     2,265

                 2001                       830

                 2002                    12,039

                 2003                       334

              Thereafter                 11,497


                                       $ 27,769


NOTE D - OPERATING LEASES

Tenants of Shoppes at River Rock are responsible for their own utilities and maintenance of their space and payment of their proportionate share of common area maintenance, utilities, insurance, and real estate taxes. A portion of the real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by tenants for their proportionate share.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):


                 Year                      Amount

                 1999                    $  482

                 2000                       221

                 2001                        75

                 2002                        34


                                         $  812


These amounts do not include contingent rentals determined as a percentage of tenant sales and reimbursement for real estate taxes and common area maintenance costs.

NOTE E - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except unit data):


                                        1998          1997


Net loss as reported                $   (783)     $   (819)

Add (deduct):

Depreciation differences                  (2)           60

Asset Removals                           159            --

Amortization of discounts                 47            39

Casualty gain                           (519)          159

Unearned income                            8            46

Miscellaneous                             61           (24)

Federal taxable loss                $ (1,029)     $   (539)

Federal taxable loss

per limited partnership unit        $(823.83)     $(431.46)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficit as reported                $(2,446)

Land and buildings                       3,709

Accumulated depreciation               (10,060)

Other                                   (1,038)


Net deficit - Federal tax basis         (9,835)


NOTE F - TRANSACTIONS WITH AFFILIATED AND OTHER PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and affiliates were incurred during 1998 and 1997 as follows:

                                                        Years Ended December 31,
                                                            1998      1997
                                                             (in thousands)

Property management fees (included in operating expenses) $421 $436 Reimbursement for services of affiliates, including approximately $111,000 of construction oversight
 reimbursements in 1998 and $31,000 in 1997 (included in
 general and administrative, operating expense and
 investment properties).                                      390       252
Due to affiliate                                              142        --

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $390,000 and $382,000 for the years ended December 31, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services.
The Registrant paid to such affiliates $31,000 and $54,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997 respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $390,000 and $252,000 for the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998, $142,000 of this balance has not been paid and is reflected in other liabilities.

During September, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 400 of the outstanding units of limited partnership interest in the Partnership at $6,000 per Unit, net to the seller in cash. The Purchaser acquired 135.5 units pursuant to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 170.0 limited partnership units or 13.886%.
Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Big Walnut Apartments and Greensprings Manor Apartments owned by the Partnership.

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                           Initial Cost

                                          To Partnership

                                          (in thousands)

                                                                 Cost

                                                Buildings     Capitalized

                                               and Related     (Removed)

                                                 Personal    Subsequent to

                       Encumbrances    Land      Property     Acquisition
                      (in thoudands)                         (in thousands)

 Apartment Properties

Big Walnut Apartments   $ 4,789      $  520     $ 6,505       $ 1,515

LaFontenay Apartments     7,240         650       6,719         1,883

The Trails Apartments     5,751         586       7,054         1,303

Greensprings Manor

  Apartments              8,418         847       9,684         1,661

Shoppes At River Rock     1,571         275       4,519         1,884

                         27,769

Less unamortized

 discounts               (1,554)

Total                   $26,215      $2,878     $34,481       $ 8,246






                             Gross Amount at Which Carried

                                 At December 31, 1998

                                          (in thousands)

                             Buildings

                                and

                              Related

                              Personal          Accumulated    Date of      Date   Depreciable

     Description       Land   Property   Total  Depreciation Construction Acquired  Life-Years


Apartment Properties

Big Walnut            $  520   $ 8,020  $ 8,540  $ 4,485        1971      03/28/85      5-25

LaFontenay               650     8,602    9,252    4,624      1971-1973   10/31/84      5-25

The Trails               586     8,357    8,943    4,090      1984-1985   08/30/85      5-25

Greensprings Manor       847    11,345   12,192    6,443      1970-1975   09/30/85      5-25

Shopping Center

Shoppes At River Rock    275     6,403    6,678    3,448        1980      12/31/84      5-25


Totals                $2,878   $42,727  $45,605  $23,090




Reconciliation of "Investment Properties and Accumulated Depreciation"


                                       Years Ended December 31,

                                          1998          1997
                                            (in thousands)

Real Estate

Balance at beginning of year            $44,544       $43,779

Property Improvements                     1,461         1,130

   Disposals of property                   (400)         (365)


Balance at end of year                  $45,605       $44,544


Accumulated Depreciation


Balance at beginning of year            $21,263       $19,413

   Additions charged to expense           2,038         2,033

   Disposals of property                   (211)         (183)


Balance at end of year                  $23,090       $21,263


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1998 and 1997 is approximately $49,314,000 and approximately $48,372,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is approximately $33,150,000 and approximately $31,112,000, respectively.

NOTE H - CASUALTY EVENT

In December 1997, a fire destroyed one building at The Trails Apartments. As a result, the asset and related accumulated depreciation were written off in 1997. At December 31, 1997, the proceeds received on the casualty approximated the loss on write-off of the fire-damaged asset, with the difference of approximately $9,000 being recorded as an insurance receivable. Therefore, no gain or loss relating to this fire was recognized in 1997. The reconstruction of the destroyed building was completed in 1998 with the costs reflected in investment properties. The Partnership recognized a casualty gain of approximately $328,000 in 1998, with insurance proceeds received totaling $358,000.

NOTE I - SEGMENT REPORTING

As Defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of four apartment complexes located in Ohio, Kentucky, Tennessee, and Indiana. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of a retail shopping center located in Murfreesboro, Tennessee. This property leases space mainly to name brand outlet clothing stores at terms ranging from nine months to four years.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Partnership's two reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.


               1998                RESIDENTIAL  COMMERCIAL   OTHER     TOTAL

Rental income                        $7,161       $  939     $  --   $  8,100
Other income                            525          171        19        715
Interest expense                      2,075          169        --      2,244
Depreciation                          1,664          374        --      2,038
General and administrative
 expense                                 --           --       339        339
Loss on disposal of assets              159           --        --        159
Casualty gain loss                      328           --        --        328
Segment loss                           (334)        (129)     (320)      (783)
Total assets                         21,364        3,662       360     25,386
Capital expenditures for
 investment  properties               1,442           19        --      1,461


              1997                 RESIDENTIAL  COMMERCIAL   OTHER     TOTAL

Rental income                      $  7,064      $  1,099   $   --   $ 8,163
Other income                            474           226       22       722
Interest expense                      2,234           183       --     2,417
Depreciation                          1,638           395       --     2,033
General and administrative
 expense                                 --            --      277       277
Segment loss                           (532)          (32)    (255)     (819)
Total assets                         22,262         3,831      428    26,521
Capital expenditures for
 investment  properties               1,058            72       --     1,130

NOTE J - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company ("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

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

The names and ages of, as well as the positions and offices held by, the present executive officers and directors of Davidson Diversified Properties, Inc. are set below. There are no family relationships between or among any officers or directors.

The Registrant does not have any directors or officers. The officer and directors of the Managing General Partner are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.   EXECUTIVE COMPENSATION

The Registrant did not pay any remuneration to officers and/or directors of the Managing General Partner during 1998 or 1997. See "Item 12" below for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, as of December 31, 1998, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


                                            Number

  Entity                                   of Units     Percentage


 Cooper River Properties, LLC

  (an affiliate of AIMCO)                    135.5         11.068%

 Insignia Properties LP (an affiliate

  of AIMCO)                                  34.25          2.798%

 Davidson Diversified Properties, Inc.

  (an affiliate of AIMCO)                     .250           .020%

 Equity Resources XVII                      61.000          4.983%


Cooper River Properties LLC, Insignia Properties LP and Davidson Diversified Properties, Inc., are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602. The business address for Equity Resources XVII is 14 Story Street, Cambridge, MA 02138.

No director or officer of the Managing General Partner owns any Units.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 13.886% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and affiliates were incurred during 1998 and 1997 as follows:

                                                        Years Ended December 31,
                                                             1998      1997
                                                             (in thousands)

Property management fees (included in operating expenses) $421 $436 Reimbursement for services of affiliates, including approximately $111,000 of construction oversight
 reimbursements in 1998 and $31,000 in 1997 (included in
 general and administrative, operating expense and
 investment properties).                                      390       252
Due to affiliate                                              142        --

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $390,000 and $382,000 for the years ended December 31, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services.
The Registrant paid to such affiliates $31,000 and $54,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997 respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $390,000 and $252,000 for the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998, $142,000 of this balance has not been paid and was reflected in other liabilities.

During September, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 400 of the outstanding units of limited partnership interest in the Partnership at $6,000 per Unit, net to the seller in cash. The Purchaser acquired 135.5 units pursuant to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 170.0 limited partnership units or 13.886%.
Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

        (b)    Reports on Form 8-K were filed during the fourth quarter of 1998.

               Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           By: Davidson Diversified Properties, Inc.,
                               Managing General Partner

                           By: /s/Patrick J. Foye
                               Patrick J. Foye
                               Executive Vice President

                           By: /s/Timothy R. Garrick
                               Timothy R. Garrick
                               Vice President _ Accounting


                           Date: March 29, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 Signature/Name



By:/s/Patrick J. Foye                               Date: March 29, 1999
   Patrick J. Foye
   Executive Vice President and Director

By:/s/Timothy R. Garrick                            Date: March 29, 1999
   Timothy R. Garrick
   Vice President - Accounting
   and Director




                                 EXHIBIT INDEX

Exhibit


2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1, 1998).

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