Form 10QSB
period 1999-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1999-05-12
CIK 750258

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

                 For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

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

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 March 31, 1999


Assets

Cash and cash equivalents                                         $  1,180

Receivables and deposits, net of $61

  for doubtful accounts                                                673

Restricted escrows                                                     597

Other assets                                                           511

Investment properties:

Land                                                 $  2,878

Buildings and related personal property                42,906

                                                       45,784

Less accumulated depreciation                         (23,609)      22,175

                                                                  $ 25,136

Liabilities and Partners' Deficit

Liabilities

Accounts payable                                                  $    153

Tenant security deposit liabilities                                    186

Accrued property taxes                                                 660

Other liabilities                                                      585

Mortgage notes payable                                              26,060

Partners' Deficit

General partners'                                    $   (485)

Limited partners' (1,224.25 units issued

and outstanding)                                       (2,023)      (2,508)

                                                                  $ 25,136



          See Accompanying Notes to Consolidated Financial Statements


b)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)




                                                  Three Months Ended

                                                      March 31,

                                                   1999           1998

Revenues:

Rental income                                  $  2,147       $  1,911

Other income                                        185            183

Total revenues                                    2,332          2,094

Expenses:

Operating                                         1,033            961

General and administrative                           88             81

Depreciation                                        519            495

Interest                                            563            567

Property taxes                                      191            198

Loss on disposal of property                         --            164

Total expenses                                    2,394          2,466

Net loss                                       $    (62)      $   (372)

Net loss allocated to general

partners (2%)                                  $     (1)      $     (7)

Net loss allocated to limited

partners (98%)                                      (61)          (365)


                                               $    (62)      $   (372)


Net loss per limited partnership unit          $ (49.83)      $(298.14)


          See Accompanying Notes to Consolidated Financial Statements

c)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)



                                  Limited

                                Partnership  General    Limited

                                   Units    Partners   Partners'    Total


Original capital contributions  1,224.25      $   1     $24,485    $24,486


Partners' deficit at

December 31, 1998               1,224.25      $(484)    $(1,962)   $(2,446)

Net loss for the three months

ended March 31, 1999                  --         (1)        (61)       (62)

Partners' deficit at

March 31, 1999                  1,224.25      $(485)    $(2,023)   $(2,508)


          See Accompanying Notes to Consolidated Financial Statements

d)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                          Three Months Ended

                                                              March 31,

                                                           1999       1998

Cash flows from operating activities:

  Net loss                                                $  (62)    $ (372)

  Adjustments to reconcile net loss to net

    cash provided by operating activities:

    Depreciation                                             519        495

Amortization of discounts, loan costs

  and leasing commissions                                     59         56

Loss on disposal of property                                  --        164

Change in accounts:

      Receivables and deposits                               141        374

  Other assets                                               (56)        38

      Accounts payable                                       (81)       (77)

      Tenant security deposit liabilities                     (2)         3

  Accrued property taxes                                     (37)      (164)

      Other liabilities                                       87         24

        Net cash provided by operating activities            568        541

Cash flows from investing activities:

  Property improvements and replacements                    (179)      (339)

Net withdrawals from restricted escrows                       15         22

        Net cash used in investing activities               (164)      (317)

Cash flows from financing activities:

  Payments on mortgage notes payable                        (195)      (181)


Net cash used in financing activities                       (195)      (181)


Net increase in cash and cash equivalents                    209         43


Cash and cash equivalents at beginning of period             971        885


Cash and cash equivalents at end of period                $1,180     $  928


Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $  498     $  514


          See Accompanying Notes to Consolidated Financial Statements



                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Registrant" or "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Partnership and its three 99.9% owned partnerships. The Managing General Partner of the consolidated partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and affiliates were incurred during the three month periods ended March 31, 1999 and 1998:


                                                            1999       1998

                                                             (in thousands)

Property management fees (included in operating

  expense)                                                 $104      $107

Reimbursement for services of affiliates, (included

 in operating and general and administrative

 expense and investment properties) (1)                      61       105

Due to affiliates                                           203        --


(1) Included in "reimbursement for services of affiliates" for the three months ended March 31, 1998, is approximately $50,000 in reimbursements for construction oversight costs. There were no such costs incurred for the three months ended March 31, 1999.


Additionally, the Partnership paid approximately $2,000 during the three months ended March 31, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. No lease commissions were paid to an affiliate during the three months ended March 31, 1999. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $104,000 and $97,000 for the three months ended March 31, 1999 and 1998 respectively. For the three months ended March 31, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $10,000 for the three months ended March 31, 1998. No fees were paid for the three months ended March 31, 1999 as these services were provided by an unrelated party effective October 1, 1998.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $61,000 and $105,000 for the three months ended March 31, 1999 and 1998, respectively. The current fees and a portion of the prior years fees for the whole year were not able to be paid due to the Partnership's cashflow. Accordingly, as of March 31, 1999, a liability of $203,000 exists and is reflected in other liabilities.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Big Walnut Apartments and Greensprings Manor Apartments owned by the Partnership.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of four apartment complexes located in Ohio, Kentucky, Tennessee, and Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a retail shopping center located in Murfreesboro, Tennessee. This property leases space mainly to name brand outlet clothing stores at terms ranging from nine months to four years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's two reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

               1999                RESIDENTIAL  COMMERCIAL   OTHER     TOTAL

Rental income                        $1,933       $  214     $  --   $  2,147
Other income                            133           48         4        185
Interest expense                        513           41         9        563
Depreciation                            426           93        --        519
General and administrative
 expense                                 --           --        88         88
Segment profit (loss)                    80          (49)      (93)       (62)
Total assets                         21,076        3,470       590     25,136
Capital expenditures for
 investment  properties                 171            8        --        179


              1998                 RESIDENTIAL  COMMERCIAL   OTHER     TOTAL

Rental income                      $  1,717      $    194   $   --   $ 1,911
Other income                            135            42        6       183
Interest expense                        524            43       --       567
Depreciation                            402            93       --       495
General and administrative
 expense                                 --            --       81        81
Loss on disposal of property           (164)           --       --      (164)
Segment loss                           (226)          (71)     (75)     (372)
Total assets                         21,508         3,684      600    25,792
Capital expenditures for
 investment properties                  335             4       --       339

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company ("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                         Average Occupancy

                                          1999        1998


Big Walnut Apartments                      91%         95%

Columbus, Ohio



LaFontenay I & II Apartments               91%         89%

Louisville, Kentucky


The Trails Apartments                      94%         90%

Nashville, Tennessee


Greensprings Manor Apartments              94%         83%

Indianapolis, Indiana


Shoppes At River Rock                      78%         66%

(Formerly Outlet's Ltd. Mall)

Murfreesboro, Tennessee


The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to deferred maintenance that needs to be performed at the property. The Managing General Partner has budgeted capital improvements for 1999 to help improve the property. The increase in occupancy at The Trails Apartments and Greensprings Manor Apartments is attributed to an aggressive and effective marketing campaign during the last part of 1998 and into the first quarter of 1999. The increase in occupancy at Shoppes at River Rock is attributed to new tenants moving in during the three months ended March 31, 1999. For the three months ended March 31, 1998, the property had a low occupancy rate due to the loss of a major tenant in 1997. Management is continuing to explore alternative concepts for repositioning the shopping center in an attempt to fill its vacancies and improve occupancy.

Results of Operations

The Partnership's net loss for the three months ended March 31, 1999 was approximately $62,000 as compared to approximately $372,000 for the three months ended March 31, 1998. The decrease in net loss was due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income. The increase in rental income was due to an increase in average rental rates at all of the Partnership's residential properties and an increase in average occupancy at four of the properties which was partially offset by a decrease in average occupancy at Big Walnut Apartments as noted above.

Expenses decreased primarily due to the fact that no loss was recognized during the first quarter of 1999 as was recognized during the first quarter of 1998. During the first quarter of 1998 a loss on disposal of property at LaFontenay I & II Apartments was recognized due to the write-off of the undepreciated value of roofs that were replaced during the first quarter of 1998. Partially offsetting the decrease was an increase in operating expense. The increase in operating expense is attributable to an increase in employees' salaries and an increase in snow removal expense at all of the residential properties. The increase in operating expense was also attributable to an increase in merchant associates dues at Shoppes at River Rock as the result of the increase in occupancy as discussed above. The increase in operating expense was partially offset by a decrease in insurance premiums at all properties and insurance proceeds received at Big Walnut Apartments. The insurance proceeds were proceeds from water damage incurred due to structural deficiencies at Big Walnut Apartments. Additional expenses are expected to be incurred in the next few months as repairs are made to correct the structural problems with Big Walnut's roofs.

Depreciation expense increased due to the capital improvements performed for the three months ended March 31, 1999 and throughout 1998. General and administrative expense increased slightly as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in March 1999 as described in "Part II, Item 1. Legal Proceedings". Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,180,000 as compared to approximately $928,000 at March 31, 1998. Cash and cash equivalents increased approximately $209,000 for the three months ended March 31, 1999 from the Partnership's year end, primarily due to approximately $568,000 of cash provided by operating activities, which was partially offset by approximately $164,000 of cash used in investing activities and approximately $195,000 of cash used in financing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements, slightly offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Big Walnut Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $634,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $633,000 for 1999, including HVAC, roofing, and electrical improvements. As of March 31, 1999, approximately $13,000 has been incurred consisting primarily of appliance and floor covering replacements.

LaFontenay I&II Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $295,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $400,000 for 1999, including parking lot repair, roofing, and floor covering replacements. As of March 31, 1999, approximately $68,000 has been incurred consisting primarily of roof replacements, appliance and floor covering replacements and exterior and interior building improvements.

The Trails

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $267,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $304,000 for 1999, including landscaping, electrical, and HVAC improvements. As of March 31, 1999, approximately $32,000 has been incurred consisting primarily of clubhouse renovations and interior building improvements.

Greensprings Manor

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $693,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $693,000 for 1999, including roofing repairs, gutters and down spouts, and exterior painting. As of March 31, 1999, approximately $58,000 has been incurred consisting primarily of appliance and floor covering replacement and interior building improvements.

Shoppes At River Rock

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $977,000 of capital improvements over the near term. The property has budgeted, but is not limited to, capital improvements of approximately $249,000 for 1999, including roof replacements, curb and gutter repairs. As of March 31, 1999, approximately $8,000 has been incurred consisting primarily of interior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,060,000, net of discount, is amortized over varying periods with required balloon payments ranging from January 15, 2000 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No cash distributions were made during the three months ended March 31, 1999 or 1998. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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




                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company ("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the three months ended March 31, 1999.




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


                           DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           By: Davidson Diversified Properties, Inc.,
                               Managing General Partner


                           By: /s/Patrick J. Foye
                               Patrick J. Foye
                               Executive Vice President

                           By: /s/Carla R. Stoner
                               Carla R. Stoner
                               Senior Vice President
                               Finance and Administration


                           Date: May 12, 1999