Form 10QSB
period 1999-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1999-08-05
CIK 750258

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


                  For the quarterly period ended June 30, 1999


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
                                  (Unaudited)

                                 June 30, 1999


Assets

Cash and cash equivalents                                         $  1,186

Receivables and deposits, net of $119

  for doubtful accounts                                                645

Restricted escrows                                                     542

Other assets                                                           487

Investment properties:

Land                                                 $  2,878

Buildings and related personal property                43,200

                                                       46,078

Less accumulated depreciation                         (24,123)      21,955

                                                                  $ 24,815

Liabilities and Partners' Deficit

Liabilities

Accounts payable                                                  $    236

Tenant security deposit liabilities                                    187

Accrued property taxes                                                 505

Other liabilities                                                      592

Mortgage notes payable                                              25,903

Partners' Deficit

General partners'                                    $   (487)

Limited partners' (1,224.25 units issued

and outstanding)                                       (2,121)      (2,608)

                                                                  $ 24,815



          See Accompanying Notes to Consolidated Financial Statements

b)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)




                                     Three Months Ended       Six Months Ended

                                          June 30,                June 30,

                                     1999        1998        1999        1998

Revenues:

  Rental income                   $  2,021    $  2,055    $  4,168    $  3,966

  Other income                         189         198         374         381

  Gain on casualty event                --         216          --         216

     Total revenues                  2,210       2,469       4,542       4,563

Expenses:

  Operating                          1,045       1,147       2,078       2,108

  General and administrative            75          87         163         168

  Depreciation                         514         502       1,033         997

  Interest                             543         563       1,106       1,130

  Property taxes                       133         199         324         397

  Loss on disposal of property          --          17          --         181

     Total expenses                  2,310       2,515       4,704       4,981

Net loss                          $   (100)   $    (46)   $   (162)   $   (418)

Net loss allocated

  to general partners (2%)        $     (2)   $     (1)   $     (3)   $     (8)

Net loss allocated

  to limited partners (98%)            (98)        (45)       (159)       (410)

                                  $   (100)   $    (46)   $   (162)   $   (418)

Net loss per limited

  partnership unit                $ (80.05)   $ (36.76)   $(129.88)   $(334.90)


          See Accompanying Notes to Consolidated Financial Statements
c)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)



                                 Limited

                               Partnership  General   Limited

                                  Units    Partners  Partners'    Total


Original capital contributions 1,224.25      $   1    $24,485    $24,486

Partners' deficit at

December 31, 1998              1,224.25      $(484)   $(1,962)   $(2,446)

Net loss for the six months

ended June 30, 1999                  --         (3)      (159)      (162)

Partners' deficit at

June 30, 1999                  1,224.25      $(487)   $(2,121)   $(2,608)


          See Accompanying Notes to Consolidated Financial Statements

d)
                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                           Six Months Ended

                                                               June 30,

                                                           1999        1998

Cash flows from operating activities:

  Net loss                                              $  (162)    $  (418)

  Adjustments to reconcile net loss to net

    cash provided by operating activities:

    Depreciation                                          1,033         997

    Amortization of discounts, loan costs

     and leasing commissions                                121         111

     Loss on disposal of property                            --         181

     Gain on casualty event                                  --        (216)

     Change in accounts:

      Receivables and deposits                              169         304

      Other assets                                          (54)         29

      Accounts payable                                        2         250

      Tenant security deposit liabilities                    (1)         (3)

      Accrued property taxes                               (192)       (163)

      Other liabilities                                      94          55

        Net cash provided by operating activities         1,010       1,127

Cash flows from investing activities:

  Property improvements and replacements                   (473)     (1,048)

  Net withdrawals from (deposits to)

   restricted escrows                                        70         (35)

  Net insurance proceeds from casualty event                 --         225

        Net cash used in investing activities              (403)       (858)

Cash flows from financing activities:

  Payments on mortgage notes payable                       (392)       (366)

        Net cash used in financing activities              (392)       (366)

Net increase (decrease) in cash and cash equivalents        215         (97)

Cash and cash equivalents at beginning of period            971         885

Cash and cash equivalents at end of period              $ 1,186     $   788

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $   992     $ 1,023


          See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Registrant" or "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                            1999       1998

                                                             (in thousands)

Property management fees (included in operating

  expense)                                                 $207       $215

Reimbursement for services of affiliates, (included

 in operating and general and administrative

 expense and investment properties) (1)                     114        197

Due to affiliate                                            226         20


(1) Included in "Reimbursement for services of affiliates" for the six months ended June 30, 1999 and 1998, is approximately $30,000 and $78,000, respectively, in reimbursements for construction oversight costs.

Additionally, the Partnership paid approximately $2,000, during the six months ended June 30, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. No lease commissions were paid to an affiliate during the six months ended June 30, 1999.

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $207,000 and $195,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $20,000 for the six months ended June 30, 1998. No fees were paid for the six months ended June 30, 1999 as these services were provided by an unrelated party effective October 1, 1998.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $114,000 and $197,000 for the six months ended June 30, 1999 and 1998, respectively. The current fees and a portion of the prior years fees for the whole year were not able to be paid due to the Partnership's cashflow. Accordingly, as of June 30, 1999, a liability of approximatley $226,000 exists and is reflected in other liabilities.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's two reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

               1999                RESIDENTIAL  COMMERCIAL   OTHER     TOTAL

Rental income                        $3,828       $  340     $  --   $  4,168
Other income                            277           89         8        374
Interest expense                      1,024           82        --      1,106
Depreciation                            864          169        --      1,033
General and administrative
 expense                                 --           --       163        163
Segment profit (loss)                    59          (66)     (155)      (162)
Total assets                         20,858        3,381       576     24,815
Capital expenditures for
 investment properties                  462           11        --        473

              1998                 RESIDENTIAL  COMMERCIAL   OTHER     TOTAL

Rental income                      $  3,487      $    479   $   --   $ 3,966
Other income                            274            96       11       381
Interest expense                      1,044            86       --     1,130
Depreciation                            810           187       --       997
General and administrative
 expense                                 --            --      168       168
Gain on casualty event                  216            --       --       216
Loss on disposal of property            181            --       --       181
Segment loss                           (171)          (90)    (157)     (418)
Total assets                         21,784         3,681      487    25,952
Capital expenditures for
 investment properties                1,044             4       --     1,048

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

NOTE F - LEGAL PROCEEDINGS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:


                                         Average Occupancy

                                          1999        1998


Big Walnut Apartments                      91%         94%

Columbus, Ohio

LaFontenay I & II Apartments               91%         90%

Louisville, Kentucky


The Trails Apartments                      94%         91%

Nashville, Tennessee

Greensprings Manor Apartments              93%         84%

Indianapolis, Indiana

Shoppes At River Rock                      75%         66%

(Formerly Outlet's Ltd. Mall)

Murfreesboro, Tennessee


The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to deferred maintenance that needs to be performed at the property. The Managing General Partner has budgeted capital improvements for 1999 to help improve the property. The increase in occupancy at The Trails Apartments and Greensprings Manor Apartments is attributed to an aggressive and effective marketing campaign during the last part of 1998 and into the first and second quarters of 1999. The increase in occupancy at Shoppes at River Rock is attributed to new tenants moving in during the six months ended June 30, 1999. For the six months ended June 30, 1998, the property had a low occupancy rate due to the loss of a major tenant in 1997. Management is continuing to explore alternative concepts for repositioning the shopping center in an attempt to fill its vacancies and improve occupancy.

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 1999 was approximately $100,000 and $162,000, respectively, as compared to approximately $46,000 and $418,000 for the three and six months ended June 30, 1998. The increase in net loss for the three months ended June 30, 1999 was due to a decrease in total revenue, offset by a decrease in total expenses. Total revenue decreased primarily due to the fact that no gain or casualty event was recognized during the second quarter of 1999 as was recognized during the second quarter of 1998. During the second quarter of 1998 a gain on casualty event was recognized as a result of fire damage at The Trails Apartments. The decrease in net loss for the six months ended June 30, 1999 was due to a decrease in total expense, which was offset by a decrease in total revenue. The decrease in total revenue is the result of the decrease in casualty gain as discussed above. The decrease in casualty gain was offset by an increase in rental income. Rental income increased primarily due to an increase in average rental rates at all five of the Registrant's investment properties and to the increase in occupancy at LaFontenay I & II Apartments, The Trails Apartments, Greenspring Manor Apartments and Shoppes At River Rock as discussed above which more than offset the decrease in occupancy at Big Walnut Apartments.

Total expenses decreased primarily due to the fact that no loss on disposal of property was recognized during the three and six months ended June 30, 1999 as was recognized during the three and six months ended June 30, 1998 and to a lesser extent due to decreases in operation, general and administrative, interest, and property expenses. During 1998 a loss on disposal of property at LaFontenay I & II Apartments was recognized due to the write-off of the undepreciated value of roofs that were replaced and a loss on disposal of property at The Trials Apartments was recognized due to the write-off to the undepreciated value of the building destroyed by fire. Also, contributing to the decrease in expenses, was insurance proceeds received during 1999 from water damage incurred due to structural deficiencies at Big Walnut Apartments and insurance proceeds received from storm damage at LaFontenay I & II Apartments. Additional expenses are expected to be incurred in the next few months as repairs are made at Big Walnut Apartments and LaFontenay I & II Apartments.

Property taxes decreased due primarily to a decrease in the assessment value of Shoppes at River Rock and The Trails. The decrease in general and administrative expense is primarily attributable to a decrease in general partners reimbursement fees, which was offset by an increase in legal fees. Legal fees increased as a result of the settlement of an outstanding litigation case in the first quarter of 1999. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,186,000 as compared to approximately $788,000 at June 30, 1998. Cash and cash equivalents increased approximately $215,000 for the six months ended June 30, 1999 from the Partnership's year end, primarily due to approximately $1,010,000 of cash provided by operating activities, which was partially offset by approximately $403,000 of cash used in investing activities and approximately $392,000 of cash used in financing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements, offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

Big Walnut Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $634,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $633,000 for 1999 which include certain of the required improvements and consist of HVAC, roofing, and electrical improvements. As of June 30, 1999, approximately $53,000 has been incurred consisting primarily of appliance and floor covering replacements, pool repairs, and roof replacement.

LaFontenay I&II Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $295,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $400,000 for 1999 which include certain of the required improvements and consist of parking lot repair, landscaping, exterior building improvements, roofing, and floor covering replacements. As of June 30, 1999, approximately $218,000 has been incurred consisting primarily of roof replacements, appliance and floor covering replacements and exterior and interior building improvements, and landscaping.

The Trails

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $267,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $304,000 for 1999 which include certain of the required improvements and consist of landscaping, electrical, clubhouse renovations, and HVAC improvements. As of June 30, 1999, approximately $66,000 has been incurred consisting primarily of clubhouse renovations and interior building improvements.

Greensprings Manor

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $693,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $693,000 for 1999, which include certain of the required improvements and consist of roofing repairs, gutters and down spouts, appliance and floor covering replacements and parking lot improvements, and exterior painting. As of June 30, 1999, approximately $125,000 has been incurred consisting primarily of appliance and floor covering replacement and interior and exterior building improvements, and land and parking lot improvements.

Shoppes At River Rock

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $977,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $249,000 for 1999 which include certain of the required improvements and consist of roof replacements, curb and gutter repairs. As of June 30, 1999, approximately $11,000 has been incurred consisting primarily of interior building improvements and gutter repairs.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $25,903,000, net of discount, is amortized over varying periods with required balloon payments ranging from January 15, 2000 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

No cash distributions were made during the six months ended June 30, 1999 or 1998. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.




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