Form 10QSB
period 1999-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 1999-11-12
CIK 750258

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
   Cash and cash equivalents                               $  1,387
   Receivables and deposits, net of $135
     for doubtful accounts                                      739
   Restricted escrows                                           542
   Other assets                                                 490
   Investment properties:
     Land                                       $  2,878
     Buildings and related personal property      42,909
                                                  45,787
     Less accumulated depreciation               (24,601)    21,186
                                                           $ 24,344

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                         $    508
  Tenant security deposit liabilities                           181
  Accrued property taxes                                        687
  Other liabilities                                             593
  Mortgage notes payable                                     25,744

Partners' Deficit
  General partners                             $    (502)
  Limited partners (1224.25 units issued and
      outstanding)                                (2,867)    (3,369)

                                                           $ 24,344

          See Accompanying Notes to Consolidated Financial Statements
b)


                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                    1999        1998        1999        1998
Revenues:
  Rental income                  $  2,065    $  2,032    $  6,233    $  5,998
  Other income                        148         184         522         565
  Gain on casualty event               --          --          --         216
     Total revenues                 2,213       2,216       6,755       6,779

Expenses:
  Operating                         1,012       1,314       3,090       3,422
  General and administrative           85          86         248         254
  Depreciation                        478         498       1,511       1,495
  Interest                            555         559       1,661       1,689
  Property taxes                      184         198         508         595
  Impairment loss on property
     held for investment              660          --         660          --
  Loss on disposal of property         --          17          --         198
     Total expenses                 2,974       2,672       7,678       7,653
Net loss                         $   (761)   $   (456)   $   (923)   $   (874)
Net loss allocated to general
partners (2%)                         (15)         (9)        (18)        (17)
Net loss allocated to limited
  partners (98%)                     (746)       (447)       (905)       (857)
                                 $   (761)   $   (456)   $   (923)   $   (874)
Net loss per limited partnership
 unit                            $(609.35)   $(365.12)   $(739.23)   $(700.02)

          See Accompanying Notes to Consolidated Financial Statements
c)

                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)



                                  Limited
                                Partnership    General      Limited
                                   Units       Partner     Partners     Total

Original capital contributions     1,224.25   $     1     $24,485     $24,486

Partners' deficit at
   December 31, 1998               1,224.25   $  (484)    $(1,962)    $(2,446)

Net loss for the nine months
   ended September 30, 1999              --       (18)       (905)       (923)

Partners' deficit at
   September 30, 1999              1,224.25   $  (502)    $(2,867)    $(3,369)

          See Accompanying Notes to Consolidated Financial Statements
d)

                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                            Nine Months Ended
                                                               September 30,
                                                            1999         1998
Cash flows from operating activities:
 Net loss                                                $  (923)     $  (874)
 Adjustments to reconcile net loss to net cash
     provided by operating activities:
Depreciation                                               1,511        1,495
Amortization of discounts, loan costs
   and leasing commissions                                   180          168
Impairment loss on property held for investment              660           --
Loss on disposal of property                                  --          198
Gain on casualty event                                        --         (216)
Change in accounts:
Receivables and deposits                                      75          127
Other assets                                                 (76)         (54)
Accounts payable                                             274          140
Tenant security deposit liabilities                           (7)          (2)
Accrued property taxes                                       (10)          35
Other liabilities                                             95          136
Net cash provided by operating activities                  1,779        1,153

Cash flows used in investing activities:
Property improvements and replacements                      (842)      (1,291)
  Net withdrawals from restricted escrows                     70          228
  Net insurance proceeds from casualty event                  --          225

            Net cash used in investing activities           (772)        (838)

Cash flows from financing activities:
Payments on mortgage notes payable                          (591)        (555)

Net increase (decrease) in cash and cash equivalents         416         (240)
Cash and cash equivalents at beginning of period             971          885

Cash and cash equivalents at end of period               $ 1,387      $   645

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $ 1,491      $ 1,528

          See Accompanying Notes to Consolidated Financial Statements


e)

                   DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation:

The Registrant's financial statements include all the accounts of the Partnership and its three 99.9% owned partnerships. The Managing General Partner of the consolidated partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant inter-partnership balances have been eliminated.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 1999 and 1998:
                                              1999       1998
                                               (in thousands)

Property management fees (included in
  operating expenses)                         $308       $323
Reimbursement for services of affiliates
  (included in general and administrative
   expenses, other assets and investment
   properties)                                 173        309
Due to affiliates                              226        81

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $308,000 and $292,000 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services.
The Registrant paid to such affiliates approximately $31,000 for the nine months ended September 30, 1998. No such fees were paid for the nine months ended September 30, 1999 as these services were provided by an unrelated third party effective October 1, 1998.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $135,000 and $178,000 for the nine months ended September 30, 1999 and 1998, respectively. A portion of both the current fees and the prior year fees were not able to be paid due to the Partnership's cash flow. Accordingly, as of September 30, 1999, a liability of approximately $226,000 exists and is reflected in other liabilities. Also included in reimbursements for services for the nine months ended September 30, 1999 and 1998, is approximately $38,000 and $91,000, respectively, in reimbursements for construction oversight costs.

Additionally, the Partnership paid approximately $40,000, during the nine months ended September 30, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases. No lease commissions were paid to an affiliate during the nine months ended September 30, 1999.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" Subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in trust, including Big Walnut Apartments and Greensprings Manor Apartments owned by the Partnership.

During September 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 400 of the outstanding units of limited partnership interest in the Partnership at $6,000 per Unit, net to the seller in cash. During November 1998, the tender offer was completed and the Purchaser acquired 135.5 units of limited partnership interest at $6,000 per Unit in the Partnership or approximately 11.07% of the total outstanding units. As a result, AIMCO and its affiliates currently own 170.0 units of limited partnership interest in the Partnership representing 13.89% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

During August 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 479.03 (approximately 39.12% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $2,899 per unit. The offer expired on September 16, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 34.5 units. As a result AIMCO and its affiliates currently own 197.5 units of limited partnership interest in the Partnership representing approximately 16.13% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Note G - Legal Proceedings).

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of four apartment complexes in Ohio, Kentucky, Tennessee, and Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The commercial property segment consists of a retail shopping center located in Murfreesboro, Tennessee. This property leases space mainly to name brand outlet clothing stores at terms ranging from nine months to four years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's two reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                  RESIDENTIAL  COMMERCIAL   OTHER    TOTALS
                                                   (in thousands)
Rental income                          $ 5,711     $   522    $    --   $ 6,233
Other income                               392         118         12       522
Interest expense                         1,538         123         --     1,661
Depreciation                             1,257         254         --     1,511
General and administrative expense          --          --        248       248
Impairment loss on property held
   for investment                           --         660         --       660
Segment profit (loss)                       96        (783)      (236)     (923)
Total assets                            21,113       2,632        599    24,344
Capital expenditures for investment
  properties                               831          11         --       842

               1998                  RESIDENTIAL  COMMERCIAL   OTHER    TOTALS
                                                  (in thousands)
Rental income                          $ 5,287      $   711   $    --   $ 5,998
Other income                               401          147        17       565
Interest expense                         1,561          128        --     1,689
Depreciation                             1,215          280        --     1,495
General and administrative expense          --           --       254       254
Gain on casualty event                     216           --        --       216
Loss on disposal of property               198           --        --       198
Segment loss                              (519)        (118)     (237)     (874)
Total assets                            21,410        3,677       428    25,515
Capital expenditures for investment
  properties                             1,291           --        --     1,291

NOTE E - CASUALTY EVENT

In December 1997, a fire destroyed one building at The Trails Apartments. As a result, the asset and related accumulated depreciation were written off in 1997. At December 31, 1997, the proceeds received on the casualty approximated the loss on write-off of the fire-damaged asset, with the difference of approximately $9,000 being recorded as an insurance receivable. Therefore, no gain or loss relating to this fire was recognized in 1997. At June 30, 1998, reconstruction of the destroyed building was ongoing, with the costs reflected in investment properties as construction in process. The Partnership recognized a casualty gain of approximately $216,000 in 1998, with insurance proceeds received totaling $225,000.

NOTE F - IMPAIRMENT LOSS ON PROPERTY HELD FOR INVESTMENT

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three months ended September 30, 1999, the Partnership determined that the Shoppes at River Rock located in Murfreesboro, Tennessee with a carrying value of approximately $2,988,000, was impaired and its value was written down by approximately $660,000 to reflect its fair value at September 30, 1999 of approximately $2,328,000. The fair value was based upon current economic conditions and projected future operational cash flows.

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                       Average Occupancy
                                       1999        1998
Big Walnut Apartments
 Columbus,  Ohio                       92%         94%
LaFontenay I & II Apartments
 Louisville, Kentucky                  92%         92%
The Trails Apartments
 Nashville, Tennessee                  95%         92%
Greensprings Manor Apartments
 Indianapolis, Indiana                 91%         85%
Shoppes At River Rock
(Formerly Outlet's Ltd. Mall)
 Murfreesboro, Tennessee               71%         68%

The Managing General Partner attributes the increase in occupancy at The Trails Apartments and Greensprings Manor Apartments to an aggressive and effective marketing campaign during the last part of 1998 and into the first three quarters of 1999. The increase in occupancy at Shoppes at River Rock is attributed to new tenants moving in during the nine months ended September 30,
1999.   The Partnership entered into a contract to sell Shoppes at River Rock to an unaffiliated third party. The sale, which is conditioned upon the purchaser completing its due diligence review of the property and other customary conditions, is expected to close, if at all, prior to year end. There can be no assurances, however, that the sale will be consummated, or if consummated, on what terms or in what time frame.

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 1999 was approximately $761,000 and $923,000, respectively, as compared to approximately $456,000 and $874,000 for the three and nine months ended September 30, 1998. The increase in net loss for the three and nine months ended September 30, 1999 was due to an increase in total expenses, and a decrease in total revenues. Total revenues decreased primarily due to the fact that no gain on casualty event was recognized during the nine months ended September 30, 1999 as was recognized during the nine months ended September 30, 1998. During 1998 a gain on casualty event was recognized as a result of fire damage at The Trails Apartments. The decrease in casualty gain was offset by an increase in rental income. Rental income increased primarily due to an increase in average rental rates at all five of the Registrant's investment properties and to the increase in occupancy at The Trails Apartments, Greensprings Manor Apartments and Shoppes At River Rock as discussed above, which more than offset the slight decrease in occupancy at Big Walnut Apartments.

Total expenses increased for both the three and nine month periods ended September 30, 1999 primarily due to the recognition of an impairment loss on property held for investment. This loss was recognized due to the impairment of the Shoppes at River Rock; therefore, its value was written down by approximately $660,000 to reflect its fair value at September 30, 1999. The fair value was based upon current economic conditions and projected future operational cash flows. The increase in loss on property held for investment was partially offset by decreases in operating and property tax expense and a reduction in loss on disposal of property during 1999. In addition such increase was offset during the three months ended September 30, 1999 by a decrease in depreciation expenses.

During 1998 a loss on disposal of property at LaFontenay I & II Apartments was recognized due to the write-off of the undepreciated value of roofs that were replaced and a loss on disposal of property at The Trails Apartments was recognized due to the write-off of the undepreciated value of the building destroyed by fire. Also, contributing to the decrease in expenses, was insurance proceeds received during 1999 from water damage incurred due to structural deficiencies at Big Walnut Apartments and insurance proceeds received from storm damage at LaFontenay I & II Apartments. Additional expenses are expected to be incurred in the next few months as repairs are made at Big Walnut Apartments and LaFontenay I & II Apartments.

Operating expenses decreased as a result of a decrease in insurance expense and repairs and maintenance expenses. The decrease in insurance expense is the result of lower premiums due to a change in the policy carrier for the residential properties. The decrease in repairs and maintenance is due to the completion in 1998 of roof repairs at Big Walnut.

Property taxes decreased due primarily to a decrease in the assessment value of Shoppes at River Rock and The Trails. General and administrative expense remained stable due primarily to a decrease in general partners reimbursement fees, which was offset by an increase in legal fees. Legal fees increased as a result of the settlement of an outstanding litigation case in the first quarter of 1999. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,387,000 as compared to approximately $645,000 at September 30, 1998. Cash and cash equivalents increased approximately $416,000 for the nine months ended September 30, 1999 from the Partnership's year end, primarily due to approximately $1,779,000 of cash provided by operating activities which was partially offset by approximately $772,000 of cash used in investing activities and approximately $591,000 of cash used in financing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

Big Walnut Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $634,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $633,000 for 1999 which include certain of the required improvements and consist of HVAC, roofing, pool improvements, floor covering replacements and electrical improvements. As of September 30, 1999, approximately $76,000 has been incurred consisting primarily of appliance and floor covering replacement, pool improvements, and roof replacement. These improvements were funded from Partnership reserves and operations.

LaFontenay I & II Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $295,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $400,000 for 1999 which include certain of the required improvements and consist of parking lot upgrades, landscaping, exterior building improvements, roofing, and floor covering replacements. As of September 30, 1999, approximately $384,000 has been incurred consisting primarily of roof replacements, appliance and floor covering replacements and exterior and interior building improvements, and landscaping. These improvements were funded from Partnership reserves and operations.

The Trails

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $267,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $304,000 for 1999 which include certain of the required improvements and consist of landscaping, electrical, clubhouse renovations, appliance and floor covering replacements and HVAC improvements. As of September 30, 1999, approximately $94,000 has been incurred consisting primarily of interior building improvements, appliance and floor covering replacements. These improvements were funded from Partnership operations.

Greensprings Manor

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $693,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $693,000 for 1999 which include certain of the required improvements and consist of roof replacements, gutters and down spouts, appliance and floor covering replacements and parking lot improvements, and exterior building enhancements. As of September 30, 1999, approximately $277,000 has been incurred consisting primarily of appliance and floor covering replacements, interior and exterior building improvements, and land and parking lot improvements. These improvements were funded from Partnership operations.

Shoppes at River Rock

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $977,000 of capital improvements over the next few years. The property has budgeted, but is not limited to, capital improvements of approximately $249,000 for 1999 which include certain of the required improvements and consist of roof replacements, curb and gutter repairs. As of September 30, 1999, approximately $11,000 has been incurred consisting primarily of interior building improvements and gutter replacements. These improvements were funded from Partnership operations. The Partnership recently entered into a contract to sell Shoppes at River Rock to an unaffiliated third party. The sale, which is conditioned upon the purchaser completing its due diligence review of the property and other customary conditions, is expected to close, if at all, prior to year end. There can be no assurances, however, that the sale will be consummated, or it consummated, on what terms or in what time frame.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $25,744, net of discount, is amortized over periods with required balloon payments ranging from January 15, 2000 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No cash distributions were made during the nine months ended September 30, 1999 or 1998. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancing and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

During August 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 479.03 (approximately 39.12% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $2,899 per unit. The offer expired on September 16, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 34.5 units. As a result AIMCO and its affiliates currently own 197.5 units of limited partnership interest in the Partnership representing approximately 16.13% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


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



                              DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.


                              By:  Davidson Diversified Properties, Inc.
                                   Its Managing General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President and
                                   Controller


                              Date: November 10, 1999