Form 10KSB
period 1999-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2000-03-28
CIK 750258

March 28, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Davidson Diversified Real Estate II, L.P.
      Form 10-KSB
      File No. 0-14483


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                            Issuer's telephone number

                                 (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                          Units of Limited Partnership

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $8,079,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

The offering of the Registrant's limited partnership units ("Units") commenced on October 16, 1984, and terminated on October 15, 1985. The Registrant received gross proceeds from the offering of $24,485,000 and net proceeds of $21,760,500. Upon termination of the offering, the Registrant had accepted subscriptions for 1,224.25 Units. All of the net proceeds of the offering were invested in the Registrant's original eight properties, of which two have been sold and two have been foreclosed. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Registrant acquired eight existing apartment and commercial properties. The remaining commercial shopping center was sold on December 30, 1999. The Registrant continues to own and operate four of these properties. See "Item 2. Description of Properties".

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the Managing General Partner for the years ended December 31, 1999 and 1998. With respect to the Partnership's commercial property these services were provided by affiliates of the Managing General Partner for the nine months ended September 30, 1998. As of October 1, 1998 the management services were provided by an unaffiliated party for the commercial property.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's residential properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Registrant.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's
Discussion  and  Analysis or Plan of  Operation"   included in "Item 6." of this
Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Registrant's investments in properties as of December 31, 1999:

                                Date of
Property                        Purchase      Type of Ownership           Use

Big Walnut Apartments           03/28/85  Fee ownership subject to   Apartment -
  Columbus, Ohio                          first and second           251 units
                                          mortgages (1)

LaFontenay Apartments           10/31/84  Fee ownership subject to   Apartment -
  (Phase I and II)                        first mortgage (1)         260 units
  Louisville, Kentucky

The Trails Apartments           08/30/85  Fee ownership subject to   Apartment -
  Nashville, Tennessee                    first mortgage (1)         248 units

Greensprings Manor Apartments   09/30/85  Fee ownership subject to   Apartment -
  Indianapolis, Indiana                   first and second           582 units
                                          mortgages (1)

(1) The property is held by a Limited Partnership in which the Registrant owns a 99.90% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying   Accumulated                     Federal
Property                   Value    Depreciation    Rate  Method    Tax Basis
                              (in thousands)                      (in thousands)

Big Walnut Apartments     $ 8,693      $ 4,871   5-25 yrs    S/L     $ 2,234

LaFontaney I & II           9,829        5,085   5-25 yrs    S/L       3,275
  Apartments

The Trails Apartments       9,218        4,484   5-25 yrs    S/L       3,108

Greensprings Manor
  Apartments               12,534        6,986   5-25 yrs    S/L       3,961

                          $40,274      $21,426                       $12,578

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy and "Note K - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              1999        Rate    Amortized     Date    Maturity (2)
                         (in thousands)                                 (in thousands)

Big Walnut Apartments
  1st mortgage              $ 4,456      7.60%   257 months   11/15/02     $ 3,912
  2nd mortgage                  167      7.60%      None      11/15/02         167

LaFontenay I & II
  Apartments
  1st mortgage                7,166      7.50%   360 months   09/01/07       6,369

The Trails Apartments
  1st mortgage                5,565       (1)    240 months   12/01/09       3,015

Greensprings Manor
  Apartments
  1st mortgage                7,833      7.60%   257 months   11/15/02       6,875
  2nd mortgage                  294      7.60%      None      11/15/02         294
Totals                       25,481                                        $20,632
Less unamortized
  discounts                  (1,394)

Total                       $24,087


(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rate utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1999 was 5.7375%.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                           Average Annual             Average
                                            Rental Rates             Occupancy
                                             (per unit)
 Property                               1999             1998      1999     1998

 Big Walnut Apartments                 $6,772           $6,577      92%     94%
 Lafontenay I & II Apartments           7,494            7,347      94%     92%
 The Trails Apartments                  7,310            7,044      94%     92%
 Greensprings Manor Apartments          5,279            4,934      89%     88%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 1999, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Big Walnut Apartments                    $ 128           6.18%
       LaFontenay I & II Apartments                56            .93%
       The Trails Apartments                      112           3.56%
       Greensprings Manor Apartments              274           7.61%

Capital Improvements:

Big Walnut Apartments: The Partnership completed approximately $189,000 in capital expenditures at Big Walnut Apartments as of December 31, 1999,
consisting primarily of roof replacement and appliance and floor covering replacement, swimming pool and tennis court enhancements and electrical improvements. These improvements were funded primarily from property reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $75,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

LaFontenay I & II Apartments: The Partnership completed approximately $577,000 in capital expenditures at LaFontenay I & II Apartments as of December 31, 1999, consisting primarily of roof improvements, appliance and floor covering replacements, HVAC, electrical and structural building improvements and major landscaping. These improvements were funded primarily from property reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $78,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Trails: The Partnership completed approximately $275,000 in capital expenditures at The Trails Apartments as of December 31, 1999, consisting primarily of interior building improvements, appliance and floor covering replacements, major landscaping and parking lot improvements. These improvements were funded primarily from property operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $74,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greensprings Manor: The Partnership completed approximately $342,000 in capital expenditures at Greensprings Manor Apartments as of December 31, 1999, consisting primarily of appliance and floor covering replacements, HVAC and building enhancements. These improvements were funded primarily from property operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $174,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shoppes at River Rock: The Partnership completed approximately $13,000 in capital expenditures at Shoppes at River Rock during 1999 before its sale on December 30, 1999. These improvements consisted of tenant improvements and were funded from operating cash flow.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 limited partnership units aggregating $24,485,000. As of December 31, 1999 there were 1,010 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 462.75 units or approximately 37.80% at December 31, 1999. There is no established market for the Units and it is not anticipated that any will develop in the future.

No distributions were made to the partners during 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Big Walnut Apartments and Greensprings Manor Apartments is less than $400 per apartment unit or $333,000 in total. As of December 31, 1999, the account balances were $239,400 for Big Walnut Apartments and $239,600 for Greensprings Manor Apartments.

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers at December 31, 1999, AIMCO and its affiliates own 462.75 limited partnership units in the Partnership representing approximately 37.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant had a loss from continuing operations of approximately $589,000 for the year ended December 31, 1999 as compared to a loss of approximately $654,000 for the year ended December 31, 1998. The decrease in the loss for the year ended December 31, 1999 is the result of an increase in total revenues and a decrease in total expenses at the Partnership's residential properties. The increase in total revenues is attributable to the increase in rental revenues at the Partnership's residential properties, partially offset by a casualty gain recognized in 1998. Rental revenues increased due to an increase in average rental rates at all the residential properties and an increase in occupancy at all of the Partnership's residential properties except Big Walnut as noted in "Item 2. Description of Properties". The increase in other income is the result of larger cash balances being maintained in the Partnership's interest bearing accounts. During 1998 a gain on casualty event was recognized as a result of fire damage at The Trails Apartments. No such casualty occurred at the Partnership's properties during the year ended December 31, 1999.

The decrease in total expenses is primarily the result of a reduction in loss on disposal of property, general and administrative and interest expense, which was partially offset by an increase in operating expense, depreciation expense and property tax expense.

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

Operating expense increased due to increases in advertising. Advertising expenses increased as a result of management's efforts to increase occupancy at all of its properties. The increase in operating expense was partially offset by a decrease in insurance expense. The decrease in insurance expense is the result of lower premiums due to a change in the policy carrier for the residential properties during the fourth quarter of 1998.

Property taxes increased primarily due to the increase in the tax rate assessed by the taxing authorities at all the residential properties excluding LaFontenay which remained stable. General and administrative expense remained stable due primarily to a decrease in general partners reimbursement fees, which was offset by an increase in legal fees. Legal fees increased as a result of the settlement of an outstanding litigation case in the first quarter of 1999. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement. Depreciation expense increased as a result of the additional capital improvements which occurred in 1999.

The Partnership's net loss for the year ended December 31, 1999 was approximately $2,366,000 as compared to a net loss of approximately $783,000 for the year ended December 31, 1998. (See "Note E" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable loss). The increase in net loss is primarily attributable to the loss on sale of discontinued operations of approximately $834,000 realized on the sale of Shoppes at River Rock. On December 30, 1999, Shoppes at River Rock, located in Murfreesboro, Tennessee, was sold to an unaffiliated third party for $1,600,000. After closing expenses of approximately $103,000 the net proceeds received by the Partnership were approximately $1,497,000. The Partnership used the proceeds from the sale of the property to pay down the remaining debt encumbering the property of approximately $1,491,000. Also contributing to the increase in net loss is the recording of approximately $660,000 of an impairment loss on the Shoppes of River Rock during September 1999. During September 1999, the Partnership determined that the Shoppes at River Rock's carrying value was overstated in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly an impairment loss was recognized to reflect the estimated fair value of the Shoppes at River Rock at September 30, 1999. The fair value was based upon current economic conditions and projected future operational cash flows.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distributions or fees payable to the Managing General Partner or affiliates.

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

Liquidity and Capital Resources

At December 31, 1999 the Partnership had cash and cash equivalents of approximately $1,398,000 compared to approximately $971,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $427,000 is primarily due to $1,921,000 of cash provided by operating activities and approximately $292,000 of cash provided by investing activities which was partially offset by $1,786,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of the commercial property (see discussion above) and net withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of the repayment of the mortgage encumbering the commercial property and payments on the mortgages encumbering the Partnership's residential properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $402,300. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $24,087,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If a property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No distributions were made to the partners during 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Big Walnut Apartments and Greensprings Manor
Apartments is less than $400 per apartment unit or $333,000 in total. As of December 31, 1999, the account balances were $239,400 for Big Walnut Apartments and $239,600 for Greensprings Manor Apartments.

Tender Offer

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers at December 31, 1999, AIMCO and its affiliates own
462.75 limited partnership units in the Partnership representing approximately 37.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Davidson Diversified Real Estate II, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate II, L.P. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 2000

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999


Assets

   Cash and cash equivalents                                                $ 1,398
   Receivables and deposits                                                     580
   Restricted escrows                                                           512
   Other assets                                                                 357
   Investment properties (Notes D & G):
      Land                                                    $ 2,603
      Buildings and related personal property                  37,671
                                                               40,274
      Less accumulated depreciation                           (21,426)       18,848
                                                                            $21,695

Liabilities and Partners' Deficit

Liabilities

      Accounts payable                                                          485
      Tenant security deposit payable                                           167
      Accrued property taxes                                                    599
      Other liabilities                                                         667
      Due to Managing General Partner (Note F)                                  502
      Mortgage notes payable (Note D)                                        24,087

Partners' Deficit

   General partners                                            $ (531)
   Limited partners (1,224.25 units issued and
      outstanding)                                             (4,281)       (4,812)
                                                                            $21,695

           See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                            Years Ended December 31,
                                                                1999        1998

Revenues:                                                                (restated)
   Rental income                                           $    7,552   $    7,189
   Other income                                                   527          516
   Casualty gain (Note I)                                          --          328
      Total revenues                                            8,079        8,033

Expenses:
   Operating                                                    3,878        3,845
   General and administrative                                     323          339
   Depreciation                                                 1,795        1,664
   Interest                                                     2,050        2,075
   Property taxes                                                 622          605
   Loss on disposal of property                                    --          159
      Total expenses                                            8,668        8,687

Loss from continuing operations                                  (589)        (654)
Loss from discontinued operation (Note C)                        (943)        (129)
Loss on sale of discontinued operation (Note C)                  (834)          --
      Net loss                                             $   (2,366)  $     (783)

Net loss allocated to general partners (2%)                $      (47)  $      (16)

Net loss allocated to limited partners (98%)                   (2,319)        (767)
                                                           $   (2,366)  $     (783)
Per limited partnership unit:

Loss from continuing operations                            $  (471.31)  $  (523.59)
Loss from discontinued operation                              (755.30)     (102.92)
Loss on sale of discontinued operation                        (667.61)          --
Net loss                                                   $(1,894.22)  $  (626.51)

           See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,224.25     $     1     $24,485    $24,486

Partners' deficit at
  December 31, 1997                      1,224.25     $  (468)    $(1,195)   $(1,663)

Net loss for the year ended
  December 31, 1998                            --         (16)       (767)      (783)

Partners' deficit at
  December 31, 1998                      1,224.25        (484)     (1,962)    (2,446)

Net loss for the year ended
  December 31, 1999                            --         (47)     (2,319)    (2,366)

Partners' deficit at
  December 31, 1999                      1,224.25     $  (531)    $(4,281)   $(4,812)

           See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.
                      CONSOLDIATED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                                 Years Ended December 31,
                                                                     1999         1998
Cash flows from operating activities:

  Net loss                                                         $ (2,366)     $ (783)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                                       2,133       2,038
   Amortization of discounts and loan costs                             239         228
   Casualty gain                                                         --        (328)
   Impairment loss on property  - discontinued operations               660          --
   Loss on disposal of property                                          --         159
   Loss on sale of discontinued operations                              834          --
   Change in accounts:
      Receivables and deposits                                          234         124
      Other assets                                                     (23)          16
      Accounts payable                                                  160           8
      Tenant security deposit liabilities                               (21)         (1)
      Accrued property taxes                                            (98)          6
      Other liabilities                                                 169         227

          Net cash provided by operating activities                   1,921       1,694

Cash flows from investing activities:

 Net proceeds from sale of investment property                        1,497          --
 Property improvements and replacements                              (1,305)     (1,461)
 Net withdrawals from restricted escrows                                100         285
 Insurance proceeds from casualty event                                  --         358
 Lease commissions                                                       --         (44)

Net cash provided by (used in) investing activities                     292        (862)

Cash flows from financing activities:

   Advances from Managing General Partner                               502          --
   Payments on mortgage notes payable                                  (797)       (746)
   Repayment of mortgage note payable                                (1,491)         --
          Net cash used in financing activities                      (1,786)       (746)

Net increase in unrestricted cash
  and cash equivalents                                                  427          86
Cash and cash equivalents at beginning of the year                      971         885

Cash and cash equivalents at end of year                            $ 1,398       $ 971

Supplemental disclosure of cash flow information:

Cash paid for interest                                              $ 2,004      $2,029

Supplemental disclosure of noncash activity:

Property improvements and replacements in accounts payable           $ 91         $ --

           See Accompanying Notes to Consolidated Financial Statements



                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Davidson Diversified Properties, Inc (the "Managing General Partner"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B" Transfer of Control". The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008 unless terminated prior to such date. The Partnership's remaining commercial property, Shoppes at River Rock, was sold on December 30, 1999. As of December 31, 1999, the Partnership operates four apartment properties located in or near major urban areas in the United States.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and its four 99.9% owned partnerships. The Managing General Partner of the consolidated partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the general partner of the consolidated partnership by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Allocations of Profits, Gains & Losses

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

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the years ended December 31, 1999 and 1998.

Cash from sales or refinancings (as defined in the Partnership Agreement) shall be distributed to the limited partners until each limited partner has received an amount equal to a cumulative 8% per annum of the average of the limited partners' adjusted invested capital, less any prior distributions. The general partners are then entitled to receive 3% of the selling price of properties sold where they acted as a broker. The limited partners will then be allocated 85% of any remaining distributions and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) from Greensprings Manor Apartments and Big Walnut Apartments into the Reserve Account until the Reserve Account is funded in an amount equal to a minimum of $400 per apartment up to a maximum of $1,000 per apartment ($333,000 to $833,000). As of December 31, 1999, the
Partnership has deposits of approximately $479,000 in its Reserve Accounts.

Restricted Escrows

      Reserve Account - A general Reserve Account of $203,000 was established with the refinancing proceeds for Big Walnut Apartments and Greensprings Manor Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until the reserve accounts equal to $400 per apartment unit or approximately $333,000 in total. At December 31, 1999, the account balances were approximately $239,400 for Big Walnut Apartments and approximately $239,600 for Greensprings Manor Apartments.

      Replacement Reserve - LaFontenay Apartments has a replacement reserve as required by its lender of approximately $27,000 at December 31, 1999, for capital improvements.

      Other Reserve - The Trails has another reserve which has a balance of approximately $6,000 at December 31, 1999 for capital improvements.

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998 for the Partnership's residential properties. During September 1999, the Partnership determined that the Shoppes at River Rock, a commercial property, located in Murfreesboro, Tennessee with a carrying value of $2,988,000 was impaired and its value was written down by approximately $660,000 to reflect its fair value at September 30, 1999 of approximately $2,328,000. The fair value was based upon current economic conditions and projected future operational cash flows. This property was sold on December 30, 1999 (see Note C).

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984; 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method to capitalize the cost of exterior painting and major landscaping (see Note K).

Loan Costs

Loan  costs  of  approximately   $614,000  less   accumulated   amortization  of
approximately $340,000 are included in other assets and are being amortized on a straight-line basis over the life of the respective loans.

Cash and Cash Equivalents

Includes cash on hand and in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs

Advertising costs of approximately $173,000 and approximately $133,000 for the years ended December 31, 1999 and 1998, respectively, are charged to operating expense as incurred.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosures.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Disposition of Property/Operating Segment

On December 30, 1999, Shoppes at River Rock, located in Mufreesboro, Tennessee, was sold to an unaffiliated third party for $1,600,000. After closing expenses of approximately $103,000 the net proceeds received by the Partnership were approximately $1,497,000. The Partnership used the proceeds from the sale of the property to pay off the remaining debt encumbering the property of approximately $1,491,000.

Shoppes at River Rock was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the property on December 30, 1999, the results of the commercial segment have been shown as loss from discontinued operations and loss on sale of discontinued operations as of December 31, 1999 and 1998 and accordingly, the statements of operations have been restated to reflect this presentation. Revenues of this property were approximately $762,000 and $1,110,000 for 1999 and 1998, respectively. Loss from operations were approximately $943,000 (including the impairment loss of $660,000 mentioned in Note A) and $129,000 for 1999 and 1998, respectively.

Note D - Mortgage Notes Payable


                           Principal      Monthly                          Principal
                           Balance At     Payment    Stated                 Balance
                          December 31,   Including  Interest   Maturity     Due At
        Property              1999       Interest     Rate       Date      Maturity
                               (in thousands)                           (in thousands)

Big Walnut Apartments
  1st mortgage              $ 4,456        $   43     7.60%    11/15/02     $ 3,912
  2nd mortgage                  167             1     7.60%    11/15/02         167

LaFontenay I & II
  Apartments
  1st mortgage                7,166            51     7.50%    09/01/07       6,369

The Trails Apartments
  1st mortgage                5,565            41      (1)     12/01/09       3,015

Greensprings Manor
  Apartments
  1st mortgage                7,833            75     7.60%    11/15/02       6,875
  2nd mortgage                  294             2     7.60%    11/15/02         294
                            $25,481        $ 213                            $20,632
Less unamortized
  discounts                  (1,394)

Total                       $24,087

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 1999 was 5.7375%.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                               2000              $ 761
                               2001                 817
                               2002              12,027
                               2003                 322
                               2004                 343
                            Thereafter           11,211

                                                $25,481

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                     1999          1998

                  Net loss as reported          $   (2,366)    $    (783)
                  Add (deduct)
                    Depreciation differences          (107)           (2)
                    Asset removals                     204           159
                    Amortization of discounts           53            47
                    Casualty gain                       --          (519)
                    Unearned income                     78             8
                    Miscellaneous                       74            61

                  Federal taxable loss          $   (2,064)    $  (1,029)

                  Federal taxable loss per
                    limited partnership unit    $(1,651.62)    $ (823.83)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                         $ (4,812)
Land and buildings                                     3,497
Accumulated depreciation                              (9,767)
Other                                                   (816)

Net deficit - Federal tax basis                     $(11,898)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees (included in
  operating expenses)                             $ 411        $ 421
Reimbursement for services of affiliates
   (included in general and administrative
   expense, operating expense and
   investment properties)                           221          390
Real estate commission on the sale of
   Shoppes at River Rock                             48           --

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $411,000 and $390,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipt from the Registrant's commercial property for providing management services. The Registrant paid to such affiliates $31,000 for the nine months ending September 30, 1998. No such fees were paid for the year ended December 31, 1999 as these services were provided by an unrelated third party effective October 1, 1998.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $221,000 and $390,000 for the years ended December 31, 1999 and 1998, respectively. Included in these amounts are approximately $43,000 and $111,000 for reimbursement for construction oversight costs in 1999 and 1998, respectively. Also included is approximately $40,000 of lease commissions for 1998. No such costs were incurred during 1999. As of December 31, 1999 and 1998, $226,000 and $142,000, respectively, of these balances have not been paid and are reflected in other liabilities.

During 1999 the Managing General Partner loaned the Partnership approximately $502,000 to cover operational expenses required at Greensprings Manor Apartments. This loan was made in accordance with the terms of the Partnership Agreement. Interest is charged at prime plus 1%.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers at December 31, 1999, AIMCO and its affiliates own 462.75 limited partnership units in the Partnership representing approximately 37.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note G - Investment Properties and Accumulated Depreciation


                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings         Net Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
    Apartment Properties        Encumbrances      Land        Property       Acquisition
                               (in thousands)                               (in thousands)

Big Walnut Apartments             $ 4,623          $ 520      $ 6,505          $ 1,668
LaFontenay Apartments               7,166            650        6,719            2,460
The Trails Apartments               5,565            586        7,054            1,578
Greensprings Manor
  Apartments                        8,127            847        9,684            2,003
                                   25,481

Less unamortized discounts         (1,394)

Total                             $24,087        $ 2,603      $29,962          $ 7,709

                                Gross Amount At Which Carried
                                     At December 31, 1999
                                        (in thousands)


                              Buildings
                                 And
                               Related
                               Personal          Accumulated     Date of       Date   Depreciable
     Description       Land    Property   Total  Depreciation  Construction  Acquired Life-Years

Apartment Properties

Big Walnut             $ 520   $ 8,173   $ 8,693   $ 4,871        1971       03/28/85    5/25
LaFontenay               650     9,179     9,829     5,085      1971-1973    10/31/84    5/25
The Trails               586     8,632     9,218     4,484      1984-1985    08/30/85    5/25
Greensprings Manor       847    11,687    12,534     6,986      1970-1975    09/30/85    5/25

Totals                $2,603   $37,671   $40,274   $21,426


Reconciliation of "Investment Properties and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 1999          1998
                                                   (in thousands)

Real Estate

Balance at beginning of year                    $45,605       $44,544
    Property improvements                         1,396         1,461
    Disposals of property                        (6,727)         (400)
Balance at end of year                          $40,274       $45,605

Accumulated Depreciation

Balance at beginning of year                    $23,090       $21,263
    Additions charged to expense                  2,133         2,038
    Disposal of property                         (3,797)         (211)
Balance at end of year                          $21,426       $23,090

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $43,771,000 and $49,314,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $31,193,000 and $33,150,000, respectively.

Note H - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of four apartment complexes located in Ohio, Kentucky, Tennessee, and Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Tennessee, which was sold on December 30, 1999. As a result of the sale of the commercial property during 1999 the commercial segment is shown as discontinued operations.

Measurement of segment profit and loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment (in thousands).


                                                           1999
                                        Residential    Commercial   Other        Totals
                                                       (discontinued)
  Rental income                            $ 7,552        $   --        $  --     $ 7,552
  Other income                                 507            --           20         527
  Interest expense                           2,050            --           --       2,050
  Depreciation                               1,795            --           --       1,795
  General and administrative expense            --            --          323         323
  Loss from discontinued operations             --          (943)          --        (943)
  Loss on sale of discontinued
     operations                                 --          (834)          --        (834)
  Segment loss                                (286)       (1,777)        (303)     (2,366)
  Total assets                              20,972            --          723      21,695
  Capital expenditures for investment
    properties                               1,383            13           --       1,396

                                                          1998
                                       Residential    Commercial   Other        Totals
                                                      (discontinued)
Rental income                             $ 7,189         $ --         $ --      $ 7,189
Other income                                  497            --           19         516
Interest expense                            2,075            --           --       2,075
Depreciation                                1,664            --           --       1,664
General and administrative expense             --            --          339         339
Gain (loss) on casualty event                 328            --           --         328
Gain (loss) on disposal of assets             159            --           --         159
Loss from discontinued operations              --          (129)          --        (129)
Segment loss                                 (334)         (129)        (320)       (783)
Total assets                               21,364         3,662          360      25,386
Capital expenditures for investment
  properties                                1,442            19           --       1,461


Note I - Casualty Event

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

Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distributions or fees payable to the Managing General Partner or affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9.     Directors, Executive Officers, Promoters   and  Control   Persons;
            Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The Managing General Partner of the Registrant is Davidson Diversified Properties, Inc. The names and ages of, as well as the position and officers held by the present executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

                 Entity                   Number of Units    Percentage

Cooper River Properties, LLC                  122.75            10.03%
 (an affiliate of AIMCO)
Insignia Properties, LP                        35.75             2.92%
 (an affiliate of AIMCO)
Davidson Diversified Properties, Inc.            .25              .02%
 (an affiliate of AIMCO)
AIMCO Properties, LP                          304.00            24.83%
 (an affiliate of AIMCO)

Cooper River Properties, LLC, Insignia Properties, LP, and Davidson Diversified Properties, Inc., are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees (included in
  operating expenses)                             $ 411        $ 421
Reimbursement for services of affiliates
   (included in general and administrative
   expense, operating expenses and
   investment properties)                           221          390
Real estate commission on the sale of
   Shoppes at River Rock                             48           --

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $411,000 and $390,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipt from the Registrant's commercial property for providing management services. The Registrant paid to such affiliates $31,000 for the nine months ending September 30, 1998. No such fees were paid for the year ended December 31, 1999 as these services were provided by an unrelated third party effective October 1, 1998.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $221,000 and $390,000 for the years ended December 31, 1999 and 1998, respectively. Included in these amounts are approximately $43,000 and $111,000 for reimbursement for construction oversight costs in 1999 and 1998, respectively. Also included is approximately $40,000 of lease commissions for 1998. No such costs were incurred during 1999. As of December 31, 1999 and 1998, $226,000 and $142,000, respectively, of these balances have not been paid and are reflected in other liabilities.

During 1999 the Managing General Partner loaned the Partnership approximately $502,000 to cover operational expenses required at Greensprings Manor Apartments. This loan was made in accordance with the terms of the Partnership Agreement. Interest is charged at prime plus 1%.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

Several tender offers were made by various parties, including affiliates of the general partners, during the years ended December 31, 1999 and 1998. As a result of these tender offers at December 31, 1999, AIMCO and its affiliates own 462.75 limited partnership units in the Partnership representing approximately 37.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

          None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                                    By:   Davidson Diversified Properties, Inc.
                                          Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                     DAVIDSON DIVERSIFIED REAL ESTATE II, LP

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

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

3B Amendment No. 1 to the Partnership dated August 1, 1985 is incorporated by reference to Exhibit 3B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

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

10A Agent's Agreement dated October 16, 1984 between the Registrant and Harvey Freeman & Sons, Inc. is incorporated by reference to Exhibit 10B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

10B Agreement among Agents dated October 16, 1984 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman & Sons, Inc. of Ohio, and Harvey Freeman & Sons, Inc. of South Carolina, is incorporated by reference to Exhibit 10C to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

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

10E Modification of Purchase Agreements dated October 31, 1984 by and among NTS-LaFontenay Partners, the Registrant and LaFontenay Associates is incorporated by reference to Exhibit 10F to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-92313) as filed on January 15, 1985.

10F Contract for Sale of Real Estate for Outlets Ltd. Mall dated November 15, 1984 between Company Stores Development Corp. and Tennessee Trust Company, as Trustee, is incorporated by reference to Exhibit 10G to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-92313) as filed on January 15, 1985.

10G Submanagement Agreement dated December 31, 1984 between Harvey Freeman & Sons, Inc., Company Stores Management Corp. and the Registrant is incorporated by reference to Exhibit 10H to Post-Effective Amendment No.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-92313) as filed on January 15, 1985.

10H Assignment of Purchase Agreement dated October 25, 1984 between Tennessee Trust Company, Trustee, and the Registrant relating to assignment of Purchase Agreement for LaFontenay Apartments is incorporated by reference to Exhibit 10I to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-92313) as filed on January 15, 1985.

10I Contract for Sale of Real Estate for Big Walnut Apartments dated December 6, 1984 between Community Development Company, an Ohio limited partnership and Tennessee Trust Company, as Trustee is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated March 28, 1985.

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

10U Mortgage Note dated March 27, 1985 executed by the Registrant payable to BANCOhio National Bank relating to Big Walnut Apartments is incorporated by reference to Exhibit 10MM to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

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

10Z Wraparound Mortgage Note dated September 30, 1985 between Greenspring Apartments Associates and the Registrant relating to Greenspring Manor Apartments is incorporated by reference to Exhibit 10TT to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10AA Memorandum of Understanding among SEC Realty Corp., Tennessee Properties, L.P., Freeman Mortgage Corporation, J. Richard Freeman, W. Criswell Freeman and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10DDD to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10BB Partnership Administration and Consultation Agreement among Freeman Properties, Inc., Freeman Diversified Properties,Inc., Residual Equities Limited and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10EEE to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10CC Partnership Agreement of LaFontenay, L.P. dated may 15, 1990 owned 99.9% by the Registrant relating to refinancing of LaFontenay Apartments is incorporated by reference to Exhibit 10FFF to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10DD Multifamily Note with Addendum dated May 24, 1990 executed by LaFontenay, payable to the Patrician Mortgage Company relating to LaFontenay, L.P. payable to the Patrician Mortgage Company relating to LaFontenay Apartments is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10EE Multifamily Mortgage with Rider dated May 24, 1990 executed by LaFontenay, L.P. in favor of the Patrician Mortgage Company relating to LaFontenay Apartments is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10FF Termination Agreement, dated December 31, 1991 among Jacques-Miller, Inc., Jacques-Miller Property Management, Davidson Diversified Properties, Inc., and Supar, Inc. is incorporated by reference to Exhibit 10JJJ to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1991.

10GG Assignment of Limited Partnership Interest of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Propeties, Inc. and Insignia Jacques-Miller, L.P. is incorporated by reference to Exhibit 10KKK to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10HH Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Propeties, Inc. and MAE GP Corporation is incorporated by reference to Exhibit 10LLL to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10II Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation is incorporated by reference to Exhibit 10MMM to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10JJ              (a) First Deeds of Trust and Security Agreements dated October
                      28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit Corporation,a Virginia Corporation, securing Greensprings Manor is incorporated by reference to Exhibit 10JJ (a) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

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

                  (e) First Deeds of Trust Notes dated October 28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit Corporation relating to Greensprings Manor is incorporated by reference to Exhibit 10JJ (e) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                  (f) Second Deeds of Trust Notes dated October 28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit Corporation relating to Greensprings Manor is incorporated by reference to Exhibit 10JJ (f) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

10KK             (a)First  Deeds of Trust  and  Security  Agreements  dated
                    October 28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Big Walnut is incorporated by reference to Exhibit 10KK (a) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

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

                  (e) First Deeds of Trust Notes dated October 28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit Corporation relating to Big Walnut is incorporated by reference to Exhibit 10KK (e) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                  (f) Second Deeds of Trust Notes dated October 28, 1992 between Big Walnut, L.P. and First Commonwealth Realty Credit Corporation relating to Big Walnut is incorporated by reference to Exhibit 10KK (f) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

10LL (a) Loan Agreement dated June 30, 1993 between Outlet's Mall, L.P. and First American National Bank setting forth the terms and conditions of the loan, as a condition of extending the maturity date.

                    (b) Renewal Note Secured by Real Estate dated June 30, 1993, between Outlet's Mall, L.P. and First American National Bank to extend the maturity date of the loan until April 1, 1995.

                  (c) Loan modification and agreement dated January 18, 1995, between Outlet's Mall, L.P. and First American National Bank setting forth the new terms and conditions of the loan.

 10MM Multifamily Note secured by a Mortgage or Deed of Trust dated August 6, 1997, between LaFontenay, L.L.C. and Patrician Financial Company Limited Partnership related to LaFontenay Apartments, is filed as an exhibit to this report.

10.1 Contract for sale of real estate for Outlet Mall, Ltd. dated December 30, 1999,between Davidson Diversified Real Estate II, a Delaware limited partnership and The Cadle Company.(as filed on January 6, 2000).

10.2 First amendment to contract for sale of real estate for Outlet Mall,Ltd. dated December 30,1999, between Davidson Diversified Real Estate II, a Delaware limited partnership and The Cadle Company. (as filed on January 6, 2000).

10.3 Second amendment to contract for sale of real estate for Outlet Mall, Ltd. dated December 30, 1999, between Davidson Diversified Real Estate II, a Delaware limited partnership and The Cadle Company. (as filed on January 6, 2000).

16 Letter from theRegistrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 30, 1992.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

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

                                                                     Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Davidson Diversified Properties, Inc.
Managing General Partner for Davidson Diversified Real Estate II, L.P. 55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note K of Notes to the Consolidated Financial Statements of Davidson Diversified Real Estate II, L.P. included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                           /s/ Ernst & Young LLP