Form 10QSB
period 2000-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2000-05-15
CIK 750258

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

                   For the quarterly period ended March 31, 2000


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

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $  1,472
   Receivables and deposits, net of $196
       for doubtful accounts                                                     284
   Restricted escrows                                                            448
   Other assets                                                                  422
   Investment properties:
      Land                                                    $  2,603
      Buildings and related personal property                   37,848
                                                                40,451

      Less accumulated depreciation                            (21,900)       18,551
                                                                            $ 21,177

Liabilities and Partners' Deficit

Liabilities

   Accounts payable                                                         $    215
   Tenant security deposit liabilities                                           136
   Accrued property taxes                                                        587
   Other liabilities                                                             588
   Due to Managing General Partner                                               880
   Mortgage notes payable                                                     23,943

Partners' Deficit

   General partners                                            $ (538)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (4,634)       (5,172)
                                                                            $ 21,177

            See Accompanying Notes to Consolidated Financial Statements

b)


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                             2000       1999

Revenues:                                                            (restated)
   Rental income                                          $  1,779   $  1,933
   Other income                                                112        136
      Total revenues                                         1,891      2,069

Expenses:
   Operating                                                 1,043        890
   General and administrative                                   62         88
   Depreciation                                                474        426
   Interest                                                    535        522
   Property taxes                                              137        156
      Total expenses                                         2,251      2,082

Loss from continuing operations                               (360)       (13)
Loss from discontinued operation                                --        (49)

   Net loss                                               $   (360)  $    (62)

Net loss allocated to general partners (2%)               $     (7)  $     (1)
Net loss allocated to limited partners (98%)                  (353)       (61)
                                                          $   (360)  $    (62)

Per limited partnership unit:

Loss from continuing operations                           $(288.34)  $ (10.62)
Loss from discontinued operation                                --     (39.21)
Net loss                                                  $(288.34)  $ (49.83)

            See Accompanying Notes to Consolidated Financial Statements


c)

                    Davidson Diversified Real Estate II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,224.25      $     1     $24,485    $24,486

Partners' deficit at

   December 31, 1999                   1,224.25      $  (531)    $(4,281)   $(4,812)

Net loss for the three months
   ended March 31, 2000                      --           (7)       (353)      (360)

Partners' deficit at
   March 31, 2000                      1,224.25      $  (538)    $(4,634)   $(5,172)

            See Accompanying Notes to Consolidated Financial Statements

d)

                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)



                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999

Cash flows from operating activities:

   Net loss                                                   $  (360)     $   (62)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation                                              474          519
        Amortization of discounts, loan costs
            and leasing commissions                                55           59
        Loss on disposal of property                               19           --
        Change in accounts:
            Receivables and deposits                              296          141
            Other assets                                          (80)         (56)
            Accounts payable                                     (179)         (81)
            Tenant security deposit liabilities                   (31)          (2)
            Accrued property taxes                                (12)         (37)
            Other liabilities                                     (79)          87

               Net cash provided by operating activities          103          568

Cash flows used in investing activities:

   Property improvements and replacements                        (287)        (179)
   Net withdrawals from restricted escrows                         64           15

               Net cash used in investing activities             (223)        (164)

Cash flows used in financing activities:

   Advances from Managing General Partner                         378           --
   Payments on mortgage notes payable                            (184)        (195)
   Net cash provided by (used in) financing activities            194         (195)

Net increase in cash and cash equivalents                          74          209
Cash and cash equivalents at beginning of period                1,398          971

Cash and cash equivalents at end of period                    $ 1,472      $ 1,180

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $   460      $   498

   Supplemental disclosures of non-cash activity: At December 31, 1999, property improvements and replacements and accounts payable were both adjusted by approximately $91,000 for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)

                    Davidson Diversified Real Estate II, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation:

The Registrant's financial statements include all the accounts of the Partnership and its four 99.9% owned partnerships. The Managing General Partner of the consolidated partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the general partner of the consolidated partnerships by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Reclassifications:

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the three months ended March 31, 2000 and 1999:

                                                         2000       1999
                                                         ----       ----
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $ 97       $104
         Reimbursement for services of affiliates
           (included in general and administrative
            expenses and investment properties)            48         61
         Due to affiliates (included in other
           liabilities)                                   226        203
         Due to Managing General Partner                  880        --

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $97,000 and $104,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $48,000 and $61,000 for the three months ended March 31, 2000 and 1999, respectively. A portion of both the current fees and the prior year fees were not able to be paid due to the Partnership's cash flow. Accordingly, as of March 31, 2000, a liability of approximately $226,000 exists and is reflected in other liabilities.

As of March 31, 2000 the Managing General Partner has loaned the Partnership approximately $880,000 to cover operational expenses required at Greensprings Manor Apartments. This loan was made in accordance with the terms of the Partnership Agreement. Interest is charged at the prime rate plus 1%.

AIMCO and its affiliates currently own 467.25 limited partnership units in the Partnership representing 38.166% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Discontinued Operations

Shoppes at River Rock was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the property on December 30, 1999, the results of the commercial segment have been shown as loss from discontinued operation as of March 31, 2000 and 1999 and accordingly, the statements of operations have been restated to reflect this presentation. Revenues of this property were approximately $263,000 for the three months ended March 31, 1999 and loss from operations was approximately $49,000 for the same period.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of four apartment complexes located in Ohio, Kentucky, Tennessee, and Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Tennessee, which was sold on December 30, 1999. As a result of the sale of the commercial property during 1999, the commercial segment is shown as discontinued operation.

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

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment (in thousands).

                 2000                   Residential      Other       Totals

Rental income                             $ 1,779         $ --      $ 1,779
Other income                                  106             6         112
Interest expense                              530             5         535
Depreciation                                  474            --         474
General and administrative expense             --            62          62
Segment loss                                 (299)          (61)       (360)
Total assets                               20,247           930      21,177
Capital expenditures for investment
  properties                                  196            --         196


                 1999                   Residential    Commercial     Other      Totals
                                                 (discontinued 1999)
Rental income                             $ 1,933     $    --         $ --      $ 1,933
Other income                                  132          --              4        136
Interest expense                              513          --              9        522
Depreciation                                  426          --             --        426
General and administrative expense             --          --             88         88
Loss from discontinued operations                         (49)            --        (49)
Segment profit (loss)                          80         (49)           (93)       (62)
Total assets                               21,076       3,470            590     25,136
Capital expenditures for investment
  properties                                  171           8             --        179


Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                 Average Occupancy

                                                 2000        1999

         Big Walnut Apartments
            Columbus,  Ohio                       90%         91%

         LaFontenay I & II Apartments
            Louisville, Kentucky (1)              94%         91%

         The Trails Apartments
            Nashville, Tennessee                  96%         94%

         Greensprings Manor Apartments
            Indianapolis, Indiana (2)             61%         94%

(1) The Managing General Partner attributes the increase in occupancy at LaFontenay I & II Apartments to management's intensified marketing efforts as well as capital improvements to enhance the exterior of the property.

(2) The Managing General Partner attributes the decrease in occupancy at Greensprings Manor Apartments to construction at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract additional tenants.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2000, was approximately $360,000 compared to a net loss of approximately $62,000 for the three months ended March 31, 1999. The increase in net loss was due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income and other income. Rental income decreased primarily due to the decrease in occupancy at Greensprings Manor Apartments as discussed above. This decrease in rental income was partially offset by an increase in occupancy at two of Registrant's investment properties and an increase in average annual rental rates at all four of the properties. Other income decreased due to a decrease in late charges charged to tenants. Total expenses increased primarily due to an increase in operating and depreciation expenses which was partially offset by a decrease in property tax and general and administrative expenses. Operating expenses increased primarily due to an increase in security expenses at Greensprings Manor Apartments. Depreciation expense increased due to an increase in capital improvements which occurred in 1999. Property tax expense decreased due to a tax refund which was received from the taxing authorities for LaFontenay I & II Apartments during 2000. General and administrative expense decreased as a result of a decrease in general partner reimbursement fees. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,472,000 as compared to approximately $1,180,000 at March 31, 1999. Cash and cash equivalents increased approximately $74,000 for the three months ended March 31, 2000 from the Partnership's year end, primarily due to approximately $103,000 of cash provided by operating activities and approximately $194,000 of cash provided by financing activities which was partially offset by approximately $223,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from the Managing General Partner, which was partially offset by payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

Big Walnut Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $662,000 during the current year which consists of floor covering and appliance replacements, roof replacements, swimming pool improvements and other property enhancements. The Partnership has completed approximately $79,000 in capital expenditures at Big Walnut Apartments as of March 31, 2000 consisting primarily of parking lot and swimming pool improvements, electrical upgrades, and appliance and floor covering replacements. These improvements were funded primarily from property operations.

LaFontenay I & II Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $117,000 during the current year which consists of floor covering and appliance replacement, air conditioning and heating replacements. The Partnership has completed approximately $50,000 in capital expenditures at LaFontenay I & II Apartments as of March 31, 2000, consisting primarily of plumbing improvements appliances and floor covering replacements. These improvements were funded primarily from property operations.

The Trails: The property has budgeted, but is not limited to, capital improvements of approximately $86,000 during the current year which consists of floor covering and appliance replacements, and air conditioning upgrades. The Partnership has completed approximately $35,000 in capital expenditures at The Trails Apartments as of March 31, 2000, consisting primarily of swimming pool improvements, and floor covering replacements. These improvements were funded primarily from property operations.

Greensprings Manor: The property has budgeted, but is not limited to, capital improvements of approximately $190,000 during the current year which consists of floor covering and appliance replacements, cabinet replacements, and heating and air conditioning improvements. The Partnership has completed approximately $32,000 in capital expenditures at Greensprings Manor Apartments as of March 31, 2000, consisting primarily of floor covering replacements and appliances. These improvements were funded primarily from property operations. The property is also undergoing a major renovation project to improve the exterior and interior appearance of the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,943,000, net of discount, is amortized over periods with required balloon payments ranging from November 15, 2002 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No cash distributions were made during the three months ended March 31, 2000 or 1999. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancing and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve accounts for Big Walnut and Greensprings Manor Apartments is below $400 per unit or $333,000 in total. As of March 31, 2000, the account balances were approximately $172,000 for Big Walnut Apartments and $235,000 for Greensprings Manor Apartments.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  A Form 8-K dated December 30, 1999 was filed with the Securities and Exchange Commission on January 6, 2000, in connection with the sale of The Shoppes at River Rock.

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

                                    Date: May 10, 2000