Form 10QSB
period 2000-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2000-08-10
CIK 750258

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

                    For the quarterly period ended June 30, 2000


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

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets
   Cash and cash equivalents                                                $  1,095
   Receivables and deposits, net of $182
       for doubtful accounts                                                     328
   Restricted escrows                                                            431
   Other assets                                                                  372
   Investment properties:
      Land                                                    $ 2,603
      Buildings and related personal property                   38,471
                                                                41,074

      Less accumulated depreciation                            (22,386)       18,688
                                                                            $ 20,914

Liabilities and Partners' Deficit

Liabilities

   Accounts payable                                                          $   394
   Tenant security deposit liabilities                                           136
   Accrued property taxes                                                        477
   Other liabilities                                                             604
   Due to Managing General Partner                                               953
   Mortgage notes payable                                                     23,799

Partners' Deficit

   General partners                                            $  (544)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (4,905)       (5,449)
                                                                            $ 20,914

            See Accompanying Notes to Consolidated Financial Statements

b)


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                           2000        1999         2000         1999
Revenues:                                           (Restated)                (Restated)
  Rental income                          $  1,672     $ 1,895      $ 3,451      $ 3,828
  Other income                                139         149          251          285
       Total revenues                       1,811       2,044        3,702        4,113

Expenses:
  Operating                                   916         953        1,959        1,843
  General and administrative                   74          75          136          163
  Depreciation                                486         438          960          864
  Interest                                    545         502        1,080        1,024
  Property taxes                               67         159          204          315
       Total expenses                       2,088       2,127        4,339        4,209

Loss from continuing operations              (277)        (83)        (637)         (96)
Loss from discontinued operation               --         (17)          --          (66)

Net loss                                  $  (277)     $ (100)      $ (637)      $ (162)

Net loss allocated to general
  partners (2%)                            $   (6)       $ (2)       $ (13)        $ (3)
Net loss allocated to limited
  partners (98%)                             (271)        (98)        (624)        (159)

                                          $  (277)     $ (100)      $ (637)      $ (162)
Per limited partnership unit:

  Loss from continuing operations        $(221.36)   $ (66.16)    $(509.70)    $ (76.79)
  Loss from discontinued operation             --      (13.89)          --       (53.09)

Net loss                                 $(221.36)   $ (80.05)    $(509.70)    $(129.88)

            See Accompanying Notes to Consolidated Financial Statements

c)

                    Davidson Diversified Real Estate II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $   1       $24,485    $24,486

Partners' deficit at

   December 31, 1999                  1,224.25        $ (531)     $(4,281)   $(4,812)

Net loss for the six months
   ended June 30, 2000                      --           (13)        (624)      (637)

Partners' deficit at
   June 30, 2000                      1,224.25        $ (544)     $(4,905)   $(5,449)

            See Accompanying Notes to Consolidated Financial Statements

d)

                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                   Six Months Ended
                                                                        June 30,

                                                                   2000        1999
Cash flows from operating activities:
  Net loss                                                        $ (637)     $ (162)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     960      1,033
     Amortization of discounts, loan costs and leasing
      commissions                                                     110        121
     Loss on disposal of property                                      19         --
     Change in accounts:
      Receivables and deposits                                        252        169
      Other assets                                                    (45)       (54)
      Accounts payable                                                 --          2
      Tenant security deposit liabilities                             (31)        (1)
      Accrued property taxes                                         (122)      (192)
      Other liabilities                                               (63)        94

         Net cash provided by operating activities                    443      1,010

Cash flows used in investing activities:

  Property improvements and replacements                             (910)      (473)
  Net withdrawals from restricted escrows                              81         70

         Net cash used in investing activities                       (829)      (403)

Cash flows from financing activities:

  Advances from Managing General Partner                              451         --
  Payments on mortgage notes payable                                 (368)      (392)

         Net cash provided by (used in) financing activities           83       (392)

Net (decrease) increase in cash and cash equivalents                 (303)       215
Cash and cash equivalents at beginning of period                    1,398        971

Cash and cash equivalents at end of period                        $ 1,095    $ 1,186

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 925      $ 992

Supplemental disclosures of non-cash activity:

  At  December  31,  1999,   there  were   approximately   $91,000  of  property
  improvements and replacements in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                    Davidson Diversified Real Estate II, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the six months ended June 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)
         Property management fees (included in
           operating expenses)                           $189       $207
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses and investment properties)             91        114
         Due to affiliates (included in other
           liabilities)                                   243        226
         Due to Managing General Partner                  953         --
         Interest on General Partner loan                  42         --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $189,000 and $207,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $91,000 and $114,000 for the six months ended June 30, 2000 and 1999, respectively. A portion of both the current fees and the prior year fees were not able to be paid due to the Partnership's cash flow. Accordingly, as of June 30, 2000, a liability of approximately $243,000 exists and is reflected in other liabilities.

As of June 30, 2000 the Managing General Partner has loaned the Partnership approximately $953,000 to cover operational expenses required at Greensprings Manor Apartments. This loan was made in accordance with the terms of the Partnership Agreement. Interest is charged at the prime rate plus 1%. Interest expense was approximately $42,000 for the six months ended June 30, 2000 and is included in interest expense.

AIMCO and its affiliates currently own 469.75 limited partnership units in the Partnership representing 38.370% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Discontinued Operations

Shoppes at River Rock was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the property on December 30, 1999, the results of the commercial segment have been shown as loss from discontinued operation for the three and six month periods ended June 30, 2000 and 1999 and accordingly, the statements of operations have been restated to reflect this presentation. Revenues of this property were approximately $166,000 and $429,000 for the three and six months ended June 30, 1999 and loss from operations was approximately $17,000 and $66,000 for the three and six months ended June 30, 1999.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of four apartment complexes, one each located in Ohio, Kentucky, Tennessee, and Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Tennessee, which was sold on December 30, 1999. As a result of the sale of the commercial property during 1999, the commercial segment is shown as discontinued operation.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment (in thousands).

 Three months ended June 30, 2000  Residential      Other      Totals

Rental income                        $ 1,672        $   --      $ 1,672
Other income                             125            14         139
Interest expense                         540             5         545
Depreciation                             486            --         486
General and administrative expense        --            74          74
Segment loss                            (212)          (65)       (277)


 Three months ended June 30,1999   Residential     Commercial      Other      Totals
                                                 (discontinued)
Rental income                        $ 1,895          $  --          $ --    $ 1,895
Other income                             145             --             4        149
Interest expense (income)                511             --            (9)       502
Depreciation                             438             --            --        438
General and administrative
  expense                                 --             --            75         75
Loss from discontinued
  operations                              --            (17)           --        (17)
Segment loss                             (21)           (17)          (62)      (100)


        Six months ended June 30, 2000           Residential      Other       Totals

Rental income                                      $ 3,451         $  --     $ 3,451
Other income                                           231            20         251
Interest expense                                     1,070            10       1,080
Depreciation                                           960            --         960
General and administrative expense                      --           136         136
Segment loss                                          (511)         (126)       (637)
Total assets                                        20,467           447      20,914
Capital expenditures for investment
  properties                                           819            --         819


  Six months ended June 30,1999    Residential     Commercial      Other      Totals
                                                 (discontinued)
Rental income                        $ 3,828          $  --          $ --    $ 3,828
Other income                             277             --             8        285
Interest expense                       1,024             --            --      1,024
Depreciation                             864             --            --        864
General and administrative
  expense                                 --             --           163        163
Loss from discontinued
  operations                              --            (66)           --        (66)
Segment profit (loss)                     59            (66)         (155)      (162)
Total assets                          20,858          3,381           576     24,815
Capital expenditures for
  investment properties                  462             11            --        473

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                 Average Occupancy
                                                 2000        1999
         Big Walnut Apartments
            Columbus,  Ohio                       91%         91%
         LaFontenay I & II Apartments
            Louisville, Kentucky (1)              94%         91%
         The Trails Apartments
            Nashville, Tennessee                  96%         94%
         Greensprings Manor Apartments
            Indianapolis, Indiana (2)             56%         94%

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

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2000 was approximately $277,000 and $637,000, respectively, as compared to a net loss for the three and six months ended June 30, 1999 of approximately $100,000 and $162,000, respectively. The increase in net loss for the three and six months ended June 30, 2000 was due to a decrease in total revenues, and for the six months ended June 30, 2000 an increase in total expenses partially offset by a decrease in loss from discontinued operation. Shoppes at River Rock was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the property on December 30, 1999, the results of the commercial segment have been shown as loss from discontinued operation for the three and six month periods ended June 30, 2000 and 1999 and accordingly, the statements of operations have been restated to reflect this presentation.

Total revenues decreased primarily due to a decrease in rental and other income. Rental income decreased primarily due to a decrease in occupancy at Greensprings Manor Apartments as discussed above. This decrease in rental income was partially offset by an increase in occupancy at two of the Partnership's investment properties, and an increase in average rental rates at all four of the properties. Other income decreased due to a decrease in utility and late charges at Greensprings Manor Apartments.

Total expenses decreased for the three months ended June 30, 2000 and increased for the six months ended June 30, 2000. The decrease for the three months was primarily due to a decrease in property tax expense. The increase for the six month periods was due to an increase in operating, interest, and depreciation expenses which was partially offset by a decrease in property tax and general and administrative expenses. Operating expenses increased due to an increase in security patrol expense at Greensprings Manor Apartments, primarily during the first quarter of 2000. Depreciation expense increased due to an increase in capital improvements during the previous twelve months. Interest expense increased as a result of interest being accrued on the General Partner loan during the six month period ended June 30, 2000. Property tax expense decreased due to a decrease in the assessment value of Greensprings Manor Apartments and a tax refund at LaFontenay I & II Apartments. General and administrative expense decreased as a result of a decrease in legal fees resulting from the settlement of outstanding litigation in 1999.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,095,000 as compared to approximately $1,186,000 at June 30, 1999. Cash and cash equivalents decreased approximately $303,000 for the six months ended June 30, 2000 from the Partnership's year end, primarily due to approximately $829,000 of cash used in investing activities which was partially offset by approximately $443,000 of cash provided by operating activities and approximately $83,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of advances from the Managing General Partner, which was partially offset by payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Big Walnut Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $662,000 during the current year which consists of floor covering and appliance replacements, roof replacements, swimming pool improvements and other property enhancements. The Partnership has completed approximately $588,000 in budgeted and unbudgeted capital expenditures at Big Walnut Apartments as of June 30, 2000 consisting primarily of roof replacements, parking lot and swimming pool improvements, electrical upgrades, building improvements, and floor covering replacements. These improvements were funded primarily from property operations.

LaFontenay I & II Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $117,000 during the current year which consists of floor covering and appliance replacement, air conditioning and heating replacements. The Partnership has completed approximately $115,000 in budgeted and unbudgeted capital expenditures at LaFontenay I & II Apartments as of June 30, 2000, consisting primarily of plumbing improvements, appliance and floor covering replacements, and heating and air conditioning unit replacements. These improvements were funded primarily from property operations.

The Trails: The property has budgeted, but is not limited to, capital improvements of approximately $86,000 during the current year which consists of floor covering and appliance replacements, and air conditioning upgrades. The Partnership has completed approximately $63,000 in capital expenditures at The Trails Apartments as of June 30, 2000, consisting primarily of swimming pool improvements, major landscaping, and appliance and floor covering replacements. These improvements were funded primarily from property operations.

Greensprings Manor: The property has budgeted, but is not limited to, capital improvements of approximately $190,000 during the current year which consists of floor covering and appliance replacements, cabinet replacements, and heating and air conditioning improvements. The Partnership has completed approximately $53,000 in capital expenditures at Greensprings Manor Apartments as of June 30, 2000, consisting primarily of floor covering replacements and appliances. These improvements were funded primarily from property operations. .

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,799,000, net of discount, is amortized over periods with required balloon payments ranging from November 15, 2002 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No cash distributions were made during the six months ended June 30, 2000 or 1999. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancing and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve accounts for Big Walnut and Greensprings Manor Apartments is below $400 per unit or $333,000 in total. As of June 30, 2000, the account balances were approximately $130,000 for Big Walnut Apartments and $254,000 for Greensprings Manor Apartments.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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