Form 10QSB
period 2000-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2000-11-14
CIK 750258

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

                 For the quarterly period ended September 30, 2000


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000


Assets
   Cash and cash equivalents                                                 $   930
   Receivables and deposits, net of $179
       for doubtful accounts                                                     368
   Restricted escrows                                                            428
   Other assets                                                                  372
   Investment properties:
      Land                                                    $ 2,603
      Buildings and related personal property                   38,823
                                                                41,426
      Less accumulated depreciation                            (22,858)       18,568
                                                                            $ 20,666

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $   174
   Tenant security deposit liabilities                                           144
   Accrued property taxes                                                        612
   Other liabilities                                                             695
   Due to Managing General Partner                                             1,113
   Mortgage notes payable                                                     23,649

Partners' Deficit
   General partners                                            $  (549)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (5,172)       (5,721)
                                                                            $ 20,666

            See Accompanying Notes to Consolidated Financial Statements

b)

                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                          Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                           2000        1999         2000         1999
Revenues:                                           (Restated)                (Restated)
  Rental income                          $  1,648      $ 1,883     $ 5,099      $ 5,711
  Other income                                139         120          390          405
       Total revenues                       1,787       2,003        5,489        6,116

Expenses:
  Operating                                   924         895        2,883        2,738
  General and administrative                  140          85          276          248
  Depreciation                                472         393        1,432        1,257
  Interest                                    433         515        1,513        1,539
  Property taxes                               90         159          294          474
       Total expenses                       2,059       2,047        6,398        6,256

Loss from continuing operations              (272)        (44)        (909)        (140)
Loss from discontinued operation               --         (57)          --         (123)
Impairment loss on discontinued
  operations                                   --        (660)          --         (660)

Net loss                                  $ (272)     $ (761)      $  (909)      $ (923)

Net loss allocated to general
  partners (2%)                            $  (5)      $ (15)      $   (18)       $ (18)
Net loss allocated to limited
  partners (98%)                            (267)       (746)        (891)         (905)

                                          $ (272)     $ (761)      $ (909)      $  (923)
Per limited partnership unit:
  Loss from continuing operations       $(218.10)   $ (35.12)    $(727.79)     $(111.90)
  Loss from discontinued operation            --      (45.74)          --        (98.84)
  Impairment loss on discontinued
   operations                                 --     (528.49)          --       (528.49)

Net loss                                $(218.10)   $(609.35)    $(727.79)     $(739.23)

            See Accompanying Notes to Consolidated Financial Statements

c)

                    Davidson Diversified Real Estate II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $   1      $24,485    $24,486

Partners' deficit at
   December 31, 1999                  1,224.25        $ (531)     $(4,281)   $(4,812)

Net loss for the nine months
   ended September 30, 2000                 --           (18)        (891)      (909)

Partners' deficit at
   September 30, 2000                 1,224.25        $ (549)     $(5,172)   $(5,721)

            See Accompanying Notes to Consolidated Financial Statements

d)

                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2000        1999
Cash flows from operating activities:
  Net loss                                                        $ (909)     $ (923)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   1,432      1,511
     Amortization of discounts, loan costs and leasing
      commissions                                                     169        180
     Impairment loss on discontinued operations                        --        660
     Loss on disposal of property                                      20         --
     Change in accounts:
      Receivables and deposits                                        212         75
      Other assets                                                    (60)       (76)
      Accounts payable                                               (220)       274
      Tenant security deposit liabilities                             (23)        (7)
      Accrued property taxes                                           13        (10)
      Other liabilities                                                28         95

         Net cash provided by operating activities                    662      1,779

Cash flows from investing activities:
  Property improvements and replacements                           (1,263)      (842)
  Net withdrawals from restricted escrows                              84         70

         Net cash used in investing activities                     (1,179)      (772)

Cash flows from financing activities:
  Advances from Managing General Partner                              611         --
  Payments on mortgage notes payable                                 (562)      (591)

         Net cash provided by (used in) financing activities           49       (591)

Net (decrease) increase in cash and cash equivalents                 (468)       416
Cash and cash equivalents at beginning of period                    1,398        971

Cash and cash equivalents at end of period                         $  930    $ 1,387

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,446    $ 1,491

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

            See Accompanying Notes to Consolidated Financial Statements

e)

                    Davidson Diversified Real Estate II, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the nine months ended September 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)
         Property management fees (included in
           operating expenses)                           $ 278     $  308
         Reimbursement for services of affiliates
           (included in operating and general
           and administrative expenses and
           investment properties)                          234        173
         Due to Managing General Partner                 1,113         --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $278,000 and $308,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $234,000 and $173,000 for the nine months ended September 30, 2000 and 1999, respectively. A portion of both the current fees and the prior year fees were not able to be paid due to the Partnership's cash flow. Accordingly, as of September 30, 2000, a liability of approximately $290,000 exists and is reflected in other liabilities.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses required at Greensprings Manor Apartments. These loans were made in accordance with the terms of the Partnership Agreement. At September 30, 2000, the amount of the outstanding loans was approximately $1,113,000 and is included in due to Managing General Partner. Interest is charged at the prime rate plus 1%. Interest expense was approximately $68,000 for the nine months ended September 30, 2000 and is included in interest expense.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 506.50 limited partnership units in the Partnership representing 41.372% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 41.372% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Discontinued Operations

Shoppes at River Rock was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the property on December 30, 1999, the results of the commercial segment have been shown as loss from discontinued operation for the three and nine month periods ended September 30, 1999 and accordingly, the statements of operations have been restated to reflect this presentation. Revenues of this property were approximately $211,000 and $639,000 for the three and nine months ended September 30, 1999. During the three months ended September 30, 1999, an impairment loss of approximately $660,000 was recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As a result of the impairment loss and loss from discontinued operations, the Partnership recognized a total loss of approximately $717,000 and $783,000 for the three and nine months ended September 30, 1999.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of four apartment complexes, one each located in Ohio, Kentucky, Tennessee, and Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Tennessee, which was sold on December 30, 1999. As a result of the sale of the commercial property during 1999, the commercial segment is shown as discontinued operations.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment (in thousands).

              Three Months Ended
              September 30, 2000                 Residential      Other      Totals

Rental income                                      $ 1,648        $   --     $ 1,648
Other income                                           134             5         139
Interest expense                                       433            --         433
Depreciation                                           472            --         472
General and administrative expense                      --           140         140
Segment loss                                          (137)         (135)       (272)


               Nine Months Ended
              September 30, 2000                 Residential      Other       Totals

Rental income                                      $ 5,099         $  --     $ 5,099
Other income                                           365            25         390
Interest expense                                     1,503            10       1,513
Depreciation                                         1,432            --       1,432
General and administrative expense                      --           276         276
Segment loss                                          (648)         (261)       (909)
Total assets                                        20,274           392      20,666
Capital expenditures for investment
  properties                                         1,172            --       1,172


       Three Months Ended
        September 30,1999          Residential    Commercial       Other      Totals
                                                (discontinued)              (Restated)
Rental income                        $ 1,883         $   --          $ --     $ 1,883
Other income                             116             --             4         120
Interest expense                         515             --            --         515
Depreciation                             393             --            --         393
General and administrative
  expense                                 --             --            85          85
Loss from discontinued
  operations                              --            (57)           --         (57)
Impairment loss on discontinued
  operations                              --           (660)           --        (660)
Segment profit (loss)                     37           (717)          (81)       (761)


        Nine Months Ended
        September 30,1999          Residential    Commercial      Other       Totals
                                                (discontinued)              (Restated)
Rental income                        $ 5,711         $   --         $ --     $ 5,711
Other income                             393             --           12         405
Interest expense                       1,539             --           --       1,539
Depreciation                           1,257             --           --       1,257
General and administrative
  expense                                 --             --          248         248
Loss from discontinued
  operations                              --           (123)          --        (123)
Impairment loss on discontinued
  operations                              --           (660)           --       (660)
Segment profit (loss)                     96           (783)        (236)       (923)
Total assets                          21,113          2,632          599      24,344
Capital expenditures for
  investment properties                  831             11           --         842

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                 Average Occupancy
                                                 2000        1999
         Big Walnut Apartments
            Columbus,  Ohio                       92%         92%
         LaFontenay I & II Apartments
            Louisville, Kentucky                  93%         92%
         The Trails Apartments
            Nashville, Tennessee                  96%         95%
         Greensprings Manor Apartments
            Indianapolis, Indiana (1)             52%         91%

(1) The Managing General Partner attributes the decrease in occupancy at Greensprings Manor Apartments to construction at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract additional tenants. At September 30, 2000, 35% of the units cannot be rented due to the construction.

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 2000 was approximately $272,000 and $909,000, respectively, as compared to a net loss for the three and nine months ended September 30, 1999 of approximately $761,000 and $923,000, respectively. The decrease in the net loss is partially due to the loss from discontinued operations and impairment loss on discontinued operations recognized during the three and nine months ended September 30, 1999. Shoppes at River Rock was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the property on December 30, 1999, the results of the commercial segment have been shown as loss from discontinued operation for the three and nine month periods ended September 30, 1999 and accordingly, the statements of operations have been restated to reflect this presentation. Revenues of this property were approximately $211,000 and $639,000 for the three and nine months ended September 30, 1999. During the three months ended September 30, 1999, an impairment loss of approximately $660,000 was recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As a result of the impairment loss and loss from discontinued operations, the Partnership recognized a total loss of approximately $717,000 and $783,000 for the three and nine months ended September 30, 1999.

The Registrant's loss from continuing operations for the three and nine months ended September 30, 2000 was approximately $272,000 and $909,000, respectively, as compared to loss from continuing operations for the three and nine months ended September 30, 1999 of approximately $44,000 and $140,000, respectively. The increase in loss from continuing operations is primarily due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased primarily due to a decrease in rental income for the three and nine month periods and a decrease in other income for the nine month period. Rental income decreased primarily due to a decrease in occupancy at Greensprings Manor Apartments as discussed above. This decrease in rental income was partially offset by an increase in occupancy at two of the Partnership's investment properties, and an increase in average rental rates at all four of the properties. Other income decreased due to a decrease in utility and late charges at Greensprings Manor Apartments.

Total expenses increased primarily due to increases in operating, general and administrative, and depreciation expenses partially offset by decreases in interest and property tax expenses. Operating expenses increased primarily due to an increase in security patrol expense at Greensprings Manor Apartments. General and administrative expense increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement partially offset by a decrease in legal fees resulting from the settlement of outstanding litigation in 1999, as previously disclosed. Depreciation expense increased due to capital improvements placed into service during the prior twelve months. Interest expense decreased primarily due to a portion of the interest on the debt encumbering Greensprings Manor Apartments being capitalized. This is a result of the extensive rehabilitation that is to occur during 2001 which has affected the property's ability to rent 35% of the total apartment units (see discussion below). Property tax expense decreased primarily due to a decrease in the assessed value of Greensprings Manor Apartments and a tax refund received at LaFontenay I & II Apartments.

Also included in general and administrative expenses during the nine months ended September 30, 2000 and 1999, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $930,000 as compared to approximately $1,387,000 at September 30, 1999. Cash and cash equivalents decreased approximately $468,000 for the nine months ended September 30, 2000 from the Partnership's year end, primarily due to approximately $1,179,000 of cash used in investing activities which was partially offset by approximately $662,000 of cash provided by operating activities and approximately $49,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of advances from the Managing General Partner substantially offset by payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Big Walnut Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $747,000 during the current year which consists of floor covering and appliance replacements, roof replacements, swimming pool improvements and other property enhancements. The Partnership has completed approximately $675,000 in budgeted and unbudgeted capital expenditures at Big Walnut Apartments as of September 30, 2000 consisting primarily of roof replacements, parking lot and swimming pool improvements, electrical upgrades, building improvements, and appliance and floor covering replacements. These improvements were funded primarily from operating cash flow.

LaFontenay I & II Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $95,000 during the current year which consists of floor covering and appliance replacement, air conditioning and heating replacements. The Partnership has completed approximately $167,000 in budgeted and nonbudgeted capital expenditures at LaFontenay I & II Apartments as of September 30, 2000, consisting primarily of plumbing improvements, appliance and floor covering replacements, and heating and air conditioning unit replacements. These improvements were funded primarily from operating cash flow.

The Trails: The property has budgeted, but is not limited to, capital improvements of approximately $71,000 during the current year which consists of floor covering and appliance replacements, and air conditioning upgrades. The Partnership has completed approximately $106,000 in budgeted and nonbudgeted capital expenditures at The Trails Apartments as of September 30, 2000, consisting primarily of swimming pool improvements, gutter replacements, major landscaping, and appliance and floor covering replacements. These improvements were funded primarily from operating cash flow.

Greensprings Manor: The property has budgeted, but is not limited to, capital improvements of approximately $144,000 during the current year which consists of floor covering and appliance replacements, cabinet replacements, and heating and air conditioning improvements. The Partnership has completed approximately $224,000 in budgeted and nonbudgeted capital expenditures at Greensprings Manor Apartments as of September 30, 2000, consisting primarily of floor covering replacements, appliances, and capitalized interest (see discussion above). These improvements were funded primarily from property operations. The Managing General Partner is currently attempting to refinance the mortgage encumbering this property. If the Managing General Partner is successful, a significant portion of the proceeds will be used to fund the rehabilitation project that is planned for this property. This project is expected to cost approximately $7,500,000 and is expected to occur during the year 2001 with anticipated completion in the first quarter of 2002.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,649,000, net of discount, is amortized over two to nine years with required balloon payments ranging from November 15, 2002 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No cash distributions were made during the nine months ended September 30, 2000 or 1999. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancing and/or property sales. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Big Walnut Apartments and Greensprings Manor Apartments for a total of approximately $330,000 to $825,000. The reserve account balance at September 30, 2000 was approximately $419,000. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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