Form 10KSB
period 2000-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2001-03-30
CIK 750258

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $7,203,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Registrant acquired eight existing apartment and commercial properties. The last commercial shopping center was sold on December 30, 1999. The Registrant continues to own and operate four of these properties. See "Item 2. Description of Properties".

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the Managing General Partner for the years ended December 31, 2000 and 1999. With respect to the Partnership's commercial property these services were provided by an unaffiliated party during 1999.

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

The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Registrant's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this Form 10-KSB.

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

Item 2.     Description of Properties

The following table sets forth the Registrant's investments in properties as of December 31, 2000:

                                   Date of
Property                           Purchase      Type of Ownership           Use

Big Walnut Apartments              03/28/85  Fee ownership subject to   Apartment -
  Columbus, Ohio                             first and second           251 units
                                             mortgages (1)

LaFontenay Apartments              10/31/84  Fee ownership subject to   Apartment -
  (Phase I and II)                           first mortgage (1)         260 units
  Louisville, Kentucky

The Trails Apartments              08/30/85  Fee ownership subject to   Apartment -
  Nashville, Tennessee                       first mortgage (1)         248 units

Greensprings Manor Apartments      09/30/85  Fee ownership subject to   Apartment -
  Indianapolis, Indiana                      first and second           582 units
                                             mortgages (1) (2)

(1) The property is held by a Limited Partnership in which the Registrant owns a 99.90% interest.

(2) Effective January 16, 2001, fee ownership subject to first mortgage only due to the refinance of the debt.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Big Walnut Apartments     $ 9,591      $ 5,294     5-25 yrs    S/L       $ 2,704

LaFontaney I & II
  Apartments               10,035        5,577     5-25 yrs    S/L         2,948

The Trails Apartments       9,430        4,913     5-25 yrs    S/L         2,824

Greensprings Manor
  Apartments               12,867        7,555     5-25 yrs    S/L         3,869

                          $41,923      $23,339                           $12,345

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Registrant's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity      Due At
        Property              2000        Rate    Amortized     Date     Maturity (2)
                         (in thousands)                                 (in thousands)

Big Walnut Apartments
  1st mortgage              $ 4,277      7.60%   257 months   11/15/02     $ 3,912
  2nd mortgage                  167      7.60%      None      11/15/02         167

LaFontenay I & II
  Apartments
  1st mortgage                7,085      7.50%   360 months   09/01/07       6,369

The Trails Apartments
  1st mortgage                5,383       (1)    240 months   12/01/09       3,015

Greensprings Manor
  Apartments
  1st mortgage (3)            7,518      7.60%   257 months   11/15/02       6,875
  2nd mortgage (3)              294      7.60%      None      11/15/02         294
Totals                       24,724                                        $20,632
Less unamortized
  Discounts                  (1,218)

Total                       $23,506

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rate utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2000 was 6.0225%.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

(3) On January 16, 2001, the mortgages encumbering Greensprings Manor were refinanced. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid with a subsequent advance from the lender. Subsequent advances of up to $8,560,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments start in February 2001 based on LIBOR plus 280 basis points. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                          Average Annual             Average
                                           Rental Rates             Occupancy
                                            (per unit)
Property                                 2000        1999        2000       1999

Big Walnut Apartments                   $7,006      $6,772        91%        92%
Lafontenay I & II Apartments             7,749       7,494        93%        94%
The Trails Apartments                    7,477       7,310        95%        94%
Greensprings Manor Apartments (1)        5,478       5,279        50%        89%

(1) The Managing General Partner attributes the decrease in occupancy at Greensprings Manor Apartments to construction at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract additional tenants. At December 31, 2000, 43.47% of the units cannot be rented due to the construction.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 2000, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                                2000            2000
                                               Billing          Rate
                                           (in thousands)
       Big Walnut Apartments                    $ 134           6.12%
       LaFontenay I & II Apartments                89           1.06%
       The Trails Apartments                      106           3.39%
       Greensprings Manor Apartments              229           8.14%

Capital Improvements

Big Walnut Apartments: The Partnership completed approximately $898,000 in capital expenditures at Big Walnut Apartments as of December 31, 2000, consisting primarily of roof replacement and appliance and floor covering replacement, swimming pool improvements, plumbing enhancements, and other property enhancements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $69,025. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

LaFontenay I & II Apartments: The Partnership completed approximately $206,000 in capital expenditures at LaFontenay I & II Apartments as of December 31, 2000, consisting primarily of appliance and floor covering replacements, HVAC, plumbing fixtures, and structural building improvements. These improvements were funded primarily from property reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $71,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Trails: The Partnership completed approximately $212,000 in capital expenditures at The Trails Apartments as of December 31, 2000, consisting primarily of appliance and floor covering replacements, HVAC, pool and structural building improvements, and major landscaping. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $68,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greensprings Manor: The Partnership completed approximately $333,000 in capital expenditures at Greensprings Manor Apartments as of December 31, 2000, consisting primarily of appliance and floor covering replacements, HVAC and building enhancements. These improvements were funded primarily from operating cash flow. Subsequent to December 31, 2000, the Managing General Partner acquired refinancing of the mortgage encumbering this property. The proceeds will be used to fund the rehabilitation project that is planned for this property. This project is expected to cost approximately $7,645,000 with anticipated completion in September 2002.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 limited partnership units aggregating $24,485,000. As of December 31, 2000 there were 884 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 588.50 units or 48.07% at December 31, 2000. There is no established market for the Units and it is not anticipated that any will develop in the future.

No distributions were made to the partners during 2000 and 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Big Walnut Apartments for a total of approximately $100,000 to $251,000. As of December 31, 2000, the account balance was approximately $175,000 for Big Walnut Apartments. During the year ended December 31, 2000 the Partnership was restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Greensprings Manor Apartments for a total of approximately $233,000 to $582,000. As of December 31, 2000, the account balance was approximately $235,000 for Greensprings Manor Apartments. Subsequent to December 31, 2000, Greensprings Manor Apartments was refinanced. With the refinancing of the mortgage encumbering Greensprings Manor Apartments, this reserve is no longer a requirement. The prior lender released the reserve account balance in February 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 588.50 limited partnership units in the Partnership representing 48.07% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 9, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $4,228 per Unit. Pursuant to this offer, AIMCO acquired an additional 11.5 units resulting in its total ownership being increased to 600 units or 49.01% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.01% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Registrant's net loss was approximately $1,183,000 and $2,366,000 for the years ended December 31, 2000 and 1999, respectively. (See "Note E" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable loss.) The decrease in the net loss was partially due to the loss from discontinued operations and a loss on the sale of discontinued operations recognized during the year ended December 31, 1999. Shoppes at River Rock was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property on December 30, 1999, the results of the commercial segment have been shown as loss from discontinued operations for the year ended December 31, 1999. The Registrant had a loss from continuing operations of approximately $1,183,000 for the year ended December 31, 2000 as compared to a loss of approximately $589,000 for the year ended December 31, 1999. The increase in the loss from continuing operations for the year ended December 31, 2000 is the result of a decrease in total revenues partially offset by a decrease in total expenses at the
Registrant's residential properties. The decrease in total revenues is attributable to the decrease in rental revenues at the Registrant's residential properties. Rental revenues decreased primarily due to a decrease in occupancy at Greensprings Manor Apartments as noted in "Item 2. Description of Properties". Other income remained relatively stable. The increase in interest income was offset by a decrease in late charges, pet fees, and lease cancellation fees, primarily at Greensprings Manor.

The decrease in total expenses is primarily the result of a reduction in operating expense, property tax expense, and interest expense, which was partially offset by an increase in depreciation expense and general and administrative expense.

Operating expenses decreased primarily due to the renovation project to enhance the appearance of Greensprings Manor Apartments. During the construction, 43.47% of the units cannot be rented causing a decrease in advertising, property, and maintenance expense. This decrease at Greensprings Manor Apartments was partially offset by small increases at the Registrant's other properties.

Property tax expense decreased primarily due to a decrease in the assessed value of Greensprings Manor Apartments and a tax refund received at LaFontenay I & II Apartments. Big Walnut Apartments' and The Trails Apartments' property taxes remained stable. Interest expense decreased primarily due to a portion of the interest on the debt encumbering Greensprings Manor Apartments being capitalized. This is the result of the extensive rehabilitation that occurred during 2000 and will continue into 2001 which has affected the property's ability to rent 43.47% of the total apartment units of the property.

General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense increased due to capital improvements placed into service during the year ended December 31, 2000.

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

Liquidity and Capital Resources

At December 31, 2000 the Partnership had cash and cash equivalents of approximately $1,130,000 compared to approximately $1,398,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $268,000 is primarily due to $1,657,000 of cash used in investing activities partially offset by approximately $1,183,000 of cash provided by operating activities and approximately $206,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. Cash provided by financing activities consisted of advances from the Managing General Partner partially offset by loan costs paid and payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserve in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $208,725 at Big Walnut Apartments, LaFontenay I and II Apartments and The Trails Apartments. Subsequent to December 31, 2000, the Managing General Partner acquired refinancing of the mortgage encumbering Greensprings Manor Apartments. The proceeds will be used to fund the rehabilitation project that is planned for this property. This project is expected to cost approximately $7,645,000 with anticipated completion in September 2002. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,506,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

On  January  16,  2001,  the  mortgages  encumbering   Greensprings  Manor  were
refinanced. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid with a subsequent advance from the lender. Subsequent advances of up to $8,560,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments start in February 2001 based on LIBOR plus 280 basis points. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P.

No distributions were made to the partners during 2000 and 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Big Walnut Apartments for a total of approximately $100,000 to $251,000. As of December 31, 2000, the account balance was approximately $175,000 for Big Walnut Apartments. During the year ended December 31, 2000 the Partnership was restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Greensprings Manor Apartments for a total of approximately $233,000 to $582,000. As of December 31, 2000, the account balance was approximately $235,000 for Greensprings Manor Apartments. Subsequent to December 31, 2000, Greensprings Manor Apartments was refinanced. With the refinancing of the mortgage encumbering Greensprings Manor Apartments, this reserve is no longer a requirement. The prior lender released the reserve account balance in February 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 588.50 limited partnership units in the Partnership representing 48.07% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 9, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $4,228 per Unit. Pursuant to this offer, AIMCO acquired an additional 11.5 units resulting in its total ownership being increased to 600 units or 49.01% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.01% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.     Financial Statements


DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 2000

Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate II, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate II, L.P. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $  1,130
   Receivables and deposits                                                      186
   Restricted escrows                                                            429
   Other assets                                                                  396
   Investment properties (Notes D & G):
      Land                                                    $ 2,603
      Buildings and related personal property                   39,320
                                                                41,923
      Less accumulated depreciation                            (23,339)       18,584
                                                                            $ 20,725

Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                           365
      Tenant security deposit payable                                            142
      Accrued property taxes                                                     488
      Other liabilities                                                          664
      Due to Managing General Partner (Note F)                                 1,555
      Mortgage notes payable (Note D)                                         23,506

Partners' Deficit
   General partners                                            $  (555)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (5,440)       (5,995)
                                                                            $ 20,725


           See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                               2000          1999
Revenues:
   Rental income                                            $  6,673        $ 7,552
   Other income                                                  530            527
      Total revenues                                           7,203          8,079

Expenses:
   Operating                                                   3,764          3,878
   General and administrative                                    359            323
   Depreciation                                                1,913          1,795
   Interest                                                    2,031          2,050
   Property taxes                                                319            622
      Total expenses                                           8,386          8,668

Loss from continuing operations                               (1,183)          (589)
Loss from discontinued operation (Note C)                         --           (943)
Loss on sale of discontinued operation (Note C)                   --           (834)
      Net loss (Note E)                                     $ (1,183)     $  (2,366)

Net loss allocated to general partners (2%)                  $   (24)         $ (47)
Net loss allocated to limited partners (98%)                  (1,159)        (2,319)
                                                            $ (1,183)     $  (2,366)
Per limited partnership unit:
Loss from continuing operations                             $(946.70)     $ (471.31)
Loss from discontinued operation                                  --        (755.30)
Loss on sale of discontinued operation                            --        (667.61)
Net loss                                                    $(946.70)    $(1,894.22)

           See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,224.25      $    1     $24,485    $24,486

Partners' deficit at
  December 31, 1998                      1,224.25      $ (484)    $(1,962)   $(2,446)

Net loss for the year ended
  December 31, 1999                            --         (47)     (2,319)    (2,366)

Partners' deficit at
  December 31, 1999                      1,224.25        (531)     (4,281)    (4,812)

Net loss for the year ended
  December 31, 2000                            --         (24)     (1,159)    (1,183)

Partners' deficit at
  December 31, 2000                      1,224.25      $ (555)    $(5,440)   $(5,995)

           See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                  Years Ended December 31,
                                                                      2000        1999
Cash flows from operating activities:
  Net loss                                                          $(1,183)     $(2,366)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                     1,913        2,133
     Amortization of discounts and loan costs                           236          239
     Impairment loss on property  - discontinued operations              --          660
     Loss on sale of discontinued operations                             --          834
     Change in accounts:
      Receivables and deposits                                          394          234
      Other assets                                                       (9)         (23)
      Accounts payable                                                  (29)         160
      Tenant security deposit liabilities                               (25)         (21)
      Accrued property taxes                                           (111)         (98)
      Other liabilities                                                  (3)         169
          Net cash provided by operating activities                   1,183        1,921

Cash flows from investing activities:
  Net proceeds from sale of investment property                          --        1,497
  Property improvements and replacements                             (1,740)      (1,305)
  Net withdrawals from restricted escrows                                83          100
          Net cash (used in) provided by investing activities        (1,657)         292

Cash flows from financing activities:
  Advances from Managing General Partner                              1,053          502
  Payments on mortgage notes payable                                   (757)        (797)
  Loan costs paid                                                       (90)          --
  Repayment of mortgage note payable                                     --       (1,491)
          Net cash provided by (used in) financing activities           206       (1,786)

Net (decrease) increase in cash and cash equivalents                   (268)         427

Cash and cash equivalents at beginning of the year                    1,398          971

Cash and cash equivalents at end of the year                        $ 1,130      $ 1,398

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 1,803      $ 2,004

Supplemental disclosure of noncash activity:
  Property improvements and replacements in accounts payable          $ --        $ 91

           See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Davidson Diversified Properties, Inc (the "Managing General Partner"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B - Transfer of Control". The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008 unless terminated prior to such date. The Partnership's last commercial property, Shoppes at River Rock, was sold on December 30, 1999. As of December 31, 2000, the Partnership operates four apartment properties located in or near major urban areas in the United States.

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

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the years ended December 31, 2000 and 1999.

Cash from sales or refinancings (as defined in the Partnership Agreement) shall be distributed to the limited partners until each limited partner has received his original invested capital plus an amount equal to a cumulative 8% per annum of the average of the limited partners' adjusted invested capital, less any prior distributions. The general partners are then entitled to receive 3% of the selling price of properties sold where they acted as a broker. The limited partners will then be allocated 85% of any remaining distributions and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) from Greensprings Manor Apartments and Big Walnut Apartments into the Reserve Account until the Reserve Account is funded in an amount equal to a minimum of $400 per apartment up to a maximum of $1,000 per apartment ($333,000 to $833,000). As of December 31, 2000, the
Partnership has deposits of approximately $410,000 in its Reserve Accounts.

Restricted Escrows

      Reserve Account - A general Reserve Account of $203,000 was established with the refinancing proceeds for Big Walnut Apartments and Greensprings Manor Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until the reserve accounts equal to a minimum of $400 per apartment up to a maximum of $1,000 per apartment ($333,000 to $833,000). At December 31, 2000, the account balances were approximately $175,000 for Big Walnut Apartments and approximately $235,000 for Greensprings Manor Apartments. With the refinancing of the mortgage encumbering Greensprings Manor Apartments, this reserve is no longer a requirement. The prior lender released the reserve account balance in February 2001.

      Replacement Reserve - LaFontenay Apartments has a replacement reserve as required by its lender of approximately $19,000 at December 31, 2000, for capital improvements.


Investment Properties

Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalized interest cost of approximately $129,000 during the year ended December 31, 2000 with respect to the renovation project that is currently in process at Greensprings Manor Apartments. Total interest expense incurred before recognition of the capitalized amount was approximately $2,145,000 for the year ended December 31, 2000. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999 for the Partnership's residential properties. During 1999, the Partnership determined that the Shoppes at River Rock, a commercial property, located in Murfreesboro, Tennessee with a carrying value of $2,988,000 was impaired and its value was written down by approximately $660,000 to reflect its fair value at September 30, 1999 of approximately $2,328,000. The fair value was based upon current economic conditions and projected future operational cash flows. This property was sold on December 30, 1999 (see "Note C").

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

Loan Costs

Loan  costs  of  approximately   $704,000  less   accumulated   amortization  of
approximately $400,000 are included in other assets and are being amortized on a straight-line basis over the life of the respective loans.

Cash and Cash Equivalents

Includes cash on hand, in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $777,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising Costs

Advertising costs of approximately $130,000 and $173,000 for the years ended December 31, 2000 and 1999, respectively, are charged to operating expense as incurred.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosures.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Shoppes at River Rock was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the property on December 30, 1999, the results of the commercial segment have been shown as loss from discontinued operations and loss on sale of discontinued operations as of December 31, 1999. Revenues of this property were approximately $772,000 for 1999. The loss from discontinued operations was approximately $943,000 (including the impairment loss of $660,000 mentioned in Note A) for 1999.

Note D - Mortgage Notes Payable

                            Principal     Monthly                           Principal
                           Balance At     Payment    Stated                  Balance
                          December 31,   Including  Interest   Maturity      Due At
        Property              2000       Interest     Rate       Date       Maturity
                               (in thousands)                            (in thousands)
Big Walnut Apartments
  1st mortgage               $ 4,277       $   43     7.60%    11/15/02      $ 3,912
  2nd mortgage                   167            1     7.60%    11/15/02          167

LaFontenay I & II
  Apartments
  1st mortgage                 7,085           51     7.50%    09/01/07        6,369

The Trails Apartments
  1st mortgage                 5,383           41      (1)     12/01/09        3,015

Greensprings Manor
  Apartments
  1st mortgage                 7,518           75     7.60%    11/15/02        6,875
  2nd mortgage                   294            2     7.60%    11/15/02          294
                              24,724       $  213                             $20,632
Less unamortized
  discounts                   (1,218)

Total                        $23,506

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2000 was 6.0225%.

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

On  January  16,  2001,  the  mortgages  encumbering   Greensprings  Manor  were
refinanced. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid with a subsequent advance from the lender. Subsequent advances of up to $8,560,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments start in February 2001 based on LIBOR plus 280 basis points. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P.

Mortgages are nonrecourse and are collateralized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                               2001             $ 8,196
                               2002               4,460
                               2003                 225
                               2004                 240
                               2005                 248
                            Thereafter           11,355
                                                $24,724

Since the mortgage encumbering Greensprings Manor Apartments at December 31, 2000 was subsequently refinanced, its principal payment is included in the year 2001 in the presentation above.

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                    2000            1999

Net loss as reported              $  (1,183)       $ (2,366)
Add (deduct)
  Depreciation differences               21            (107)
  Asset removals                         --             204
  Amortization of discounts              69              53
  Unearned income                       (82)             78
  Miscellaneous                         (14)             74

Federal taxable loss              $ (1,189)       $ (2,064)

Federal taxable loss per
  limited partnership unit        $ (951.78)     $(1,651.62)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                            $ (5,995)
Land and buildings                                        3,520
Accumulated depreciation                                 (9,759)
Other                                                      (852)

Net liabilities - Federal tax basis                    $(13,086)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees (included in
  operating expenses)                             $  363       $ 411
Reimbursement for services of affiliates
  (included in general and administrative
  expense, operating expense and investment
  properties)                                        320         221
Real estate commission on the sale of
  Shoppes at River Rock                               --          48
Due to Managing General Partner                    1,555         502

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $363,000 and $411,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $320,000 and $221,000 for the years ended December 31, 2000 and 1999, respectively. A portion of both the current and prior years fees were not able to be paid due to the Partnership's cash flow. Accordingly, as of December 31, 2000, a liability of approximately $63,000 exists and is reflected in other liabilities.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses required at Greensprings Manor Apartments. These loans were made in accordance with the terms of the Partnership Agreement. At December 31, 2000, the amount of the outstanding loans and interest was approximately $1,555,000 and is included in Due to Managing General Partner. Interest is charged at prime plus 1%. Interest expense was approximately $109,000 for the year ending December 31, 2000 and is included in interest expense.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ending December 31, 1999. During the year ended December 31, 2000, approximately $30,000 of this commission was paid to an outside party for brokerage services. Therefore, approximately $18,000 is accrued at December 31, 2000. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 588.50 limited partnership units in the Partnership representing 48.07% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 9, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $4,228 per Unit. Pursuant to this offer, AIMCO acquired an additional 11.5 units resulting in its total ownership being increased to 600 units or 49.01% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.01% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note G - Investment Properties and Accumulated Depreciation

                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings        Net Cost
                                                       and Related     Capitalized
                                                        Personal      Subsequent to
  Apartment Properties      Encumbrances      Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Big Walnut Apartments         $ 4,444        $  520      $ 6,505         $ 2,566
LaFontenay Apartments           7,085           650        6,719           2,666
The Trails Apartments           5,383           586        7,054           1,790
Greensprings Manor
  Apartments                    7,812           847        9,684           2,336
                               24,724
Less unamortized
  discounts                    (1,218)

Total                         $23,506       $ 2,603      $29,962         $ 9,358


                              Gross Amount At Which Carried
                                   At December 31, 2000
                                      (in thousands)

                            Buildings
                            And Related
                             Personal          Accumulated     Date of       Date   Depreciable
    Description      Land    Property   Total  Depreciation  Construction  Acquired Life-Years

Apartment Properties
Big Walnut           $ 520   $ 9,071   $ 9,591   $ 5,294        1971       03/28/85    5/25
LaFontenay             650     9,385    10,035     5,577      1971-1973    10/31/84    5/25
The Trails             586     8,844     9,430     4,913      1984-1985    08/30/85    5/25
Greensprings Manor     847    12,020    12,867     7,555      1970-1975    09/30/85    5/25

Totals              $2,603   $39,320   $41,923   $23,339

Reconciliation of "Investment Properties and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 2000          1999
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $40,274       $45,605
    Property improvements                         1,649         1,396
    Disposals of property                            --        (6,727)
Balance at end of year                          $41,923       $40,274

Accumulated Depreciation
Balance at beginning of year                    $21,426       $23,090
    Additions charged to expense                  1,913         2,133
    Disposal of property                             --        (3,797)
Balance at end of year                          $23,339       $21,426

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $45,443,000 and $43,771,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $33,098,000 and $31,193,000, respectively.

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

Segment information for the years ended December 31, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment (in thousands).


                2000                     Residential        Other          Totals

Rental income                              $ 6,673           $  --        $ 6,673
Other income                                   506              24            530
Interest expense                             2,031              --          2,031
Depreciation                                 1,913              --          1,913
General and administrative expense              --             359            359
Segment loss                                 (848)            (335)        (1,183)
Total assets                                20,454             271         20,725
Capital expenditures for investment
  properties                                 1,649              --          1,649


                1999                Residential     Commercial       Other       Totals
                                                  (discontinued)
   Rental income                      $ 7,552          $  --           $ --     $ 7,552
   Other income                           507             --             20         527
   Interest expense                     2,050             --             --       2,050
   Depreciation                         1,795             --             --       1,795
   General and administrative
     expense                               --             --            323         323
   Loss from discontinued
     operations                            --           (943)            --        (943)
   Loss on sale of discontinued
     operations                            --           (834)            --        (834)
   Segment loss                          (286)        (1,777)          (303)     (2,366)
   Total assets                        20,972             --            723      21,695
   Capital expenditures for
     investment properties              1,383             13             --       1,396

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1998, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1998, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $48,000 and non-audit services (principally tax-related) of approximately $24,000.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

                 Entity                   Number of Units    Percentage

Cooper River Properties, LLC                  122.75            10.03%
  (an affiliate of AIMCO)
Insignia Properties, LP                        35.75             2.92%
  (an affiliate of AIMCO)
Davidson Diversified Properties, Inc.           0.25             0.02%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          429.75            35.10%
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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)

Property management fees                          $  363       $ 411
Reimbursement for services of affiliates             320         221
Real estate commission on the sale of
  Shoppes at River Rock                               --          48
Due to Managing General Partner                    1,555         502

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $363,000 and $411,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $320,000 and $221,000 for the years ended December 31, 2000 and 1999, respectively. A portion of both the current and prior years fees were not able to be paid due to the Partnership's cash flow. Accordingly, as of December 31, 2000, a liability of approximately $63,000 exists and is reflected in other liabilities.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses required at Greensprings Manor Apartments. These loans were made in accordance with the terms of the Partnership Agreement. At December 31, 2000, the amount of the outstanding loans and interest was approximately $1,555,000 and is included in Due to Managing General Partner. Interest is charged at prime plus 1%. Interest expense was approximately $109,000 for the year ending December 31, 2000 and is included in interest expense.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ending December 31, 1999. During the year ended December 31, 2000, approximately $30,000 of this commission was paid to an outside party for brokerage services. Therefore, approximately $18,000 is accrued at December 31, 2000. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 588.50 limited partnership units in the Partnership representing 48.07% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 9, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $4,228 per Unit. Pursuant to this offer, AIMCO acquired an additional 11.5 units resulting in its total ownership being increased to 600 units or 49.01% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.01% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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


/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                     DAVIDSON DIVERSIFIED REAL ESTATE II, LP
                                  EXHIBIT INDEX



Exhibit Number    Description of Exhibit

          2.1 Agreement and Plan of Merger, dated as of October 1, 1999, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1, 1999).

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

          10M Contract for Sale of Real Estate for Greensprings Manor Apartments dated July 15, 1985 between Greensprings Apartments Associates, an Indiana limited partnership and Tennessee Trust Company, as Trustee, is incorporated by reference to Exhibit 20(d) to the Registrant's Current Report on Form 8-K dated August 30, 1985.

          10N Assignment of Contract for Sale of Real Estate dated August 28, 1985 between Tennessee Trust Company, as Trustee and the Registrant, relating to assignment of Contract for Sale of Real Estate for Greensprings Manor Apartments is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated August 30, 1985.

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

          10Y Wraparound Mortgage Note dated September 30, 1985 payable to Greensprings Apartments Associates executed by the Registrant relating to Greensprings Manor Apartments is incorporated by reference to Exhibit 10SS to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

          10Z Wraparound Mortgage Note dated September 30, 1985 between Greensprings Apartments Associates and the Registrant relating to Greensprings Manor Apartments is incorporated by reference to
               Exhibit 10TT to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

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

          10MM Multifamily  Note  secured by a Mortgage  or Deed of Trust  dated
               August  6,  1997,  between   LaFontenay,   L.L.C.  and  Patrician
               Financial Company Limited Partnership related to LaFontenay Apartments, is incorporated by reference to the exhibit filed with the Form 10-QSB dated September 30, 1997.

          10.1 Contract for sale of real estate for Outlet Mall, Ltd. dated December 30, 2000, between Davidson Diversified Real Estate II, a Delaware limited partnership and The Cadle Company is incorporated by reference to the exhibit filed with Form 8-K dated January 6, 2000.

          10.2 First amendment to contract for sale of real estate for Outlet Mall, Ltd. dated December 30, 2000, between Davidson Diversified Real Estate II, a Delaware limited partnership and The Cadle Company is incorporated by reference to the exhibit filed with Form 8-K dated January 6, 2000.

          10.3 Second amendment to contract for sale of real estate for Outlet Mall, Ltd. dated December 30, 2000, between Davidson Diversified Real Estate II, a Delaware limited partnership and The Cadle Company is incorporated by reference to the exhibit filed with Form 8-K dated January 6, 2000.

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