Form 10QSB
period 2001-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2001-08-06
CIK 750258

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

                    For the quarterly period ended June 30, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001


Assets
   Cash and cash equivalents                                                 $   570
   Receivables and deposits                                                      252
   Restricted escrows                                                            268
   Other assets                                                                  874
   Investment properties:
      Land                                                    $  2,603
      Buildings and related personal property                   40,992
                                                                43,595
      Less accumulated depreciation                            (24,334)       19,261
                                                                            $ 21,225

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 981
   Tenant security deposit liabilities                                           111
   Accrued property taxes                                                        401
   Other liabilities                                                             370
   Due to Managing General Partner                                             5,317
   Mortgage notes payable                                                     21,215

Partners' Deficit
   General partners                                            $ (578)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (6,592)       (7,170)
                                                                            $ 21,225

            See Accompanying Notes to Consolidated Financial Statements

b)


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                              2001        2000         2001         2000
Revenues:
  Rental income                             $ 1,561      $ 1,672     $ 3,108      $ 3,451
  Other income                                   158         139          332          251
       Total revenues                          1,719       1,811        3,440        3,702

Expenses:
  Operating                                      781         916        1,650        1,959
  General and administrative                     119          74          207          136
  Depreciation                                   502         486          995          960
  Interest                                       510         545        1,044        1,080
  Property taxes                                  52          67          165          204
       Total expenses                          1,964       2,088        4,061        4,339

Loss before extraordinary item                  (245)       (277)        (621)        (637)
Extraordinary loss on early
  extinguishment of debt                          --          --         (554)          --

       Net loss                              $ (245)     $ (277)     $ (1,175)     $ (637)

Net loss allocated to general
  partners (2%)                               $ (5)       $ (6)       $ (23)       $ (13)
Net loss allocated to limited
  partners (98%)                                (240)       (271)      (1,152)        (624)

                                             $ (245)     $ (277)     $ (1,175)     $ (637)
Per limited partnership unit:
  Loss before extraordinary item            $(196.04)   $(221.36)    $(497.44)    $(509.70)
  Extraordinary item                              --          --      (443.54)          --

Net loss                                    $(196.04)   $(221.36)    $(940.98)    $(509.70)

            See Accompanying Notes to Consolidated Financial Statements

c)

                    Davidson Diversified Real Estate II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2000                  1,224.25        $ (555)     $(5,440)   $(5,995)

Net loss for the six months
   ended June 30, 2001                      --           (23)      (1,152)    (1,175)

Partners' deficit at
   June 30, 2001                      1,224.25        $ (578)     $(6,592)   $(7,170)

            See Accompanying Notes to Consolidated Financial Statements


d)

                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                   Six Months Ended
                                                                        June 30,
                                                                   2001        2000
Cash flows from operating activities:
  Net loss                                                        $(1,175)    $ (637)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                     995        960
     Amortization of discounts and loan costs                         127        110
     Extraordinary loss on early extinguishment of debt               554         --
     Loss on disposal of property                                      --         19
     Change in accounts:
      Receivables and deposits                                        (66)       252
      Other assets                                                   (123)       (45)
      Accounts payable                                                574         --
      Tenant security deposit liabilities                             (31)       (31)
      Accrued property taxes                                          (87)      (122)
      Other liabilities                                              (294)       (63)
         Net cash provided by operating activities                    474        443

Cash flows from investing activities:
  Property improvements and replacements                           (1,630)      (910)
  Net withdrawals from restricted escrows                             161         81
         Net cash used in investing activities                     (1,469)      (829)

Cash flows from financing activities:
  Advances from Managing General Partner                            3,762        451
  Payments on mortgage notes payable                                 (235)      (368)
  Proceeds from mortgage note payable                               5,554         --
  Repayment of mortgage note payable                               (7,812)        --
  Prepayment penalty                                                 (359)        --
  Loan costs paid                                                    (475)        --
         Net cash provided by financing activities                    435         83

Net decrease in cash and cash equivalents                            (560)      (303)
Cash and cash equivalents at beginning of period                    1,130      1,398

Cash and cash equivalents at end of period                         $ 570     $ 1,095

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,033     $ 925
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 42        $ --

            See Accompanying Notes to Consolidated Financial Statements

e)

                    Davidson Diversified Real Estate II, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the six months ended June 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
         Property management fees (included in
           operating expenses)                           $ 177     $ 189
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses and investment properties)             135         91
         Due to affiliates (included in other
           liabilities)                                     --        243
         Due to Managing General Partner                 5,317        995

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $177,000 and $189,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $135,000 and $91,000 for the six months ended June 30, 2001 and 2000, respectively.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments (formerly Greensprings Manor Apartments). At June 30, 2001, the amount of the outstanding loans and accrued interest for the funds to cover operational expenses was approximately $1,619,000 and the amount of the outstanding loan and accrued interest for the funds to assist the refinancing was approximately $3,698,000 and are included in Due to Managing General Partner. Interest is charged at the prime rate plus 1%. Interest expense was approximately $226,000 and $42,000 for the six months ended June 30, 2001 and 2000, respectively, and is included in interest expense.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ending December 31, 1999. During the year ended December 31, 2000, approximately $30,000 of this commission was paid to an outside party for brokerage services. Therefore, approximately $18,000 is accrued and included in other liabilities in the accompanying consolidated balance sheet at June 30, 2001. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 608.50 limited partnership units in the Partnership representing 49.70% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.70% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Refinancing of Mortgage Note Payable

On January 16, 2001, the mortgages encumbering Reflections Apartments (formerly Greensprings Manor Apartments) were refinanced in order to pay for the rehabilitation project at the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be September 2002. During the six months ended June 30, 2001, the lender advanced Reflections Apartments (formerly Greensprings Manor) an additional amount of approximately $514,000. Subsequent advances of up to $8,046,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (7.26% for June 2001). In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. Due to the rehabilitation project, a portion of the interest expense is being capitalized. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $90,000 as of December 31, 2000 and approximately $475,000 during the six months ended June 30, 2001. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write off of unamortized loan costs and mortgage discounts of approximately $195,000.

Note D - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                     Average Occupancy
                                                      2001       2000
      Big Walnut Apartments
         Columbus, Ohio (1)                           82%         91%
      LaFontenay I & II Apartments
         Louisville, Kentucky                         92%         94%
      The Trails Apartments
         Nashville, Tennessee (2)                     93%         96%
      Reflections Apartments (formerly
         Greensprings Manor Apartments)
         Indianapolis, Indiana (3)                    41%         56%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to an economic change and beneficial home buyer's market in the area and rent concessions by competitors.

(2) The Managing General Partner attributes the decrease in occupancy at The Trails Apartments to new construction in the area and rent concessions and special promotional rates offered by competitors.

(3) The Managing General Partner attributes the decrease in occupancy at Reflections Apartments (formerly Greensprings Manor Apartments) to construction at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract additional tenants.

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2001 was approximately $245,000 and $1,175,000, respectively, as compared to a net loss for the three and six months ended June 30, 2000 of approximately $277,000 and $637,000, respectively. The increase in net loss for the six months ended June 30, 2001 was primarily due to the extraordinary loss from the early extinguishment of debt related to the refinancing of the mortgage note encumbering Reflections Apartments (formerly Greensprings Manor Apartments) in January 2001 (see discussion below). The loss before the extraordinary item was approximately $621,000 for the six months ended June 30, 2001 as compared to $637,000 for the six months ended June 30, 2000. The decrease in loss before the extraordinary item for the three and six months ended June 30, 2001 was due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues decreased primarily due to a decrease in rental income partially offset by an increase in other income for the three and six months ended June 30, 2001. Rental income decreased primarily due to a decrease in occupancy at all the investment properties as discussed above. Other income increased primarily due to an increase in utility reimbursement income at all the investment properties.

Total expenses decreased due to a decrease in operating expenses, interest expense and property tax expense partially offset by an increase in general and administrative expenses and depreciation expense. Operating expenses decreased primarily due to a decrease in security patrol expense at Reflections Apartments (formerly Greensprings Manor Apartments). The decrease in interest expense is primarily due to the new financing at Reflections Apartments in January 2001 with a lower debt balance and a portion of the interest expense is being capitalized. The decrease in property tax expense was primarily due to a decrease in the assessed value of Reflections Apartments, a refund of 1999 property tax resulting from the decrease in the assessed value of Reflections Apartments, and a portion of the property tax being capitalized at Reflections Apartments. General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and an increase in state license fees and taxes, expecially in Tennessee where The Trails Apartments is located. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense increased primarily due to capital improvements placed into service during the prior twelve months.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $570,000 as compared to approximately $1,095,000 at June 30, 2000. Cash and cash equivalents decreased approximately $560,000 for the six months ended June 30, 2001 from the Partnership's year end, primarily due to approximately $1,469,000 of cash used in investing activities which was partially offset by approximately $435,000 of cash provided by financing activities and approximately $474,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted primarily of proceeds from refinancing the mortgage note encumbering Reflections Apartments (formerly Greensprings Manor Apartments) and advances from the Managing General Partner largely offset by repayment of the previous mortgages encumbering Reflections Apartments (formerly Greensprings Manor Apartments), a prepayment penalty and loan costs paid in relation to the refinancing and principal payments on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $103,000 during the current year which consists of structural improvements, maintenance equipment, floor covering replacements, cabinet enhancements, and recreational facilities improvements. The Partnership has completed approximately $5,000 in budgeted capital expenditures at Big Walnut Apartments as of June 30, 2001 consisting primarily of floor covering replacements, appliance replacements, plumbing fixtures, and structural improvements. These improvements were funded primarily from operating cash flow.

LaFontenay I & II Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $73,000 during the current year which consists of floor covering and appliance replacements, and HVAC replacements. The Partnership has completed approximately $96,000 in budgeted and unbudgeted capital expenditures at LaFontenay I & II Apartments as of June 30, 2001, consisting primarily of structural improvements, HVAC replacements, plumbing fixtures, water heater replacements, appliances and floor covering replacements and roof replacements. These improvements were funded primarily from operating cash flow.

The Trails: The property has budgeted, but is not limited to, capital improvements of approximately $146,000 during the current year which consists of lighting and other building improvements and water heater replacements. The Partnership has completed approximately $135,000 in capital expenditures at The Trails Apartments as of June 30, 2001, consisting primarily of floor covering, water heater and appliance replacements and major landscaping. These improvements were funded primarily from operating cash flow.

Reflections (formerly Greensprings Manor): In January 2001, the Managing General Partner refinanced the mortgage encumbering this property. The proceeds will be used to fund the rehabilitation project that is planned for this property. This project is expected to cost approximately $7,645,000 with anticipated completion in September 2002. The Partnership has completed approximately $1,436,000 in capital expenditures at Reflections Apartments (formerly Greensprings Manor
Apartments) as of June 30, 2001, consisting primarily of floor covering replacements, HVAC replacements, office computers, structural and other building improvements, cabinet and appliance replacements, interior decoration and major landscaping. These improvements were funded primarily from refinancing proceeds and operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $21,215,000, net of discount, is amortized over periods with required balloon payments ranging from November 15, 2002 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

On January 16, 2001, the mortgages encumbering Reflections Apartments (formerly Greensprings Manor Apartments) were refinanced in order to pay for the rehabilitation project at the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be September 2002. During the six months ended June 30, 2001, the lender advanced Reflections Apartments (formerly Greensprings Manor) an additional amount of approximately $514,000. Subsequent advances of up to $8,046,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (7.26% for June 2001). In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. Due to the rehabilitation project, a portion of the interest expense is being capitalized. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $90,000 as of December 31, 2000 and approximately $475,000 during the six months ended June 30, 2001. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write off of unamortized loan costs and mortgage discounts of approximately $195,000.

No cash distributions were made during the six months ended June 30, 2001 or 2000. The Registrant's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancing and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Big Walnut Apartments for a total of approximately $100,000 to $251,000. As of June 30, 2001, the account balance was approximately $251,000 for Big Walnut Apartments.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 608.50 limited partnership units in the Partnership representing 49.70% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.70% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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