Form 10QSB
period 2001-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2001-11-06
CIK 750258

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

              For the quarterly period ended September 30, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $   554
   Receivables and deposits                                                      317
   Restricted escrows                                                            233
   Other assets                                                                  737
   Investment properties:
      Land                                                    $  2,603
      Buildings and related personal property                   42,355
                                                                44,958
      Less accumulated depreciation                            (24,855)       20,103
                                                                            $ 21,944

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 648
   Tenant security deposit liabilities                                           148
   Accrued property taxes                                                        543
   Other liabilities                                                             311
   Due to Managing General Partner                                             5,422
   Mortgage notes payable                                                     22,488

Partners' Deficit
   General partners                                            $ (587)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (7,029)       (7,616)
                                                                            $ 21,944

         See Accompanying Notes to Consolidated Financial Statements


b)


                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                            2001         2000         2001          2000
Revenues:
  Rental income                           $ 1,543      $ 1,648       $ 4,651      $ 5,099
  Other income                                 141          139           473          390
       Total revenues                        1,684        1,787         5,124        5,489

Expenses:
  Operating                                    872          929         2,522        2,888
  General and administrative                    97          135           304          271
  Depreciation                                 521          472         1,516        1,432
  Interest                                     511          433         1,555        1,513
  Property taxes                               129           90           294          294
       Total expenses                        2,130        2,059         6,191        6,398

Loss before extraordinary item                (446)        (272)       (1,067)        (909)
Extraordinary loss on early
  extinguishment of debt                        --           --          (554)          --

       Net loss                            $ (446)      $ (272)     $ (1,621)      $ (909)

Net loss allocated to general
  partners (2%)                             $ (9)        $ (5)        $ (32)       $ (18)
Net loss allocated to limited
  partners (98%)                              (437)        (267)       (1,589)        (891)

                                           $ (446)      $ (272)     $ (1,621)      $ (909)
Per limited partnership unit:
  Loss before extraordinary item          $(356.96)    $(218.10)    $ (854.40)    $(727.79)
  Extraordinary item                            --           --       (443.54)          --

Net loss                                  $(356.96)    $(218.10)   $(1,297.94)    $(727.79)

         See Accompanying Notes to Consolidated Financial Statements

c)

                  Davidson Diversified Real Estate II, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2000                  1,224.25        $ (555)     $(5,440)   $(5,995)

Net loss for the nine months
   ended September 30, 2001                 --           (32)      (1,589)    (1,621)

Partners' deficit at
   September 30, 2001                 1,224.25        $ (587)     $(7,029)   $(7,616)

         See Accompanying Notes to Consolidated Financial Statements


d)

                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2001        2000
Cash flows from operating activities:
  Net loss                                                        $(1,621)    $ (909)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                   1,516      1,432
     Amortization of discounts and loan costs                         219        169
     Extraordinary loss on early extinguishment of debt               554         --
     Loss on disposal of property                                      --         20
     Change in accounts:
      Receivables and deposits                                       (131)       212
      Other assets                                                    (59)       (60)
      Accounts payable                                                258       (220)
      Tenant security deposit liabilities                               6        (23)
      Accrued property taxes                                           55         13
      Other liabilities                                              (353)        28
         Net cash provided by operating activities                    444        662

Cash flows from investing activities:
  Property improvements and replacements                           (3,010)    (1,263)
  Net withdrawals from restricted escrows                             196         84
         Net cash used in investing activities                     (2,814)    (1,179)

Cash flows from financing activities:
  Advances from Managing General Partner                            3,867        611
  Payments on mortgage notes payable                                 (357)      (562)
  Proceeds from mortgage note payable                               6,924         --
  Repayment of mortgage note payable                               (7,812)        --
  Prepayment penalty                                                 (359)        --
  Loan costs paid                                                    (469)        --
         Net cash provided by financing activities                  1,794         49

Net decrease in cash and cash equivalents                            (576)      (468)
Cash and cash equivalents at beginning of period                    1,130      1,398

Cash and cash equivalents at end of period                         $ 554      $ 930

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,421    $ 1,446
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 25        $ --

At December 31, 1999, there were approximately $91,000 of property improvements and replacements in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements


e)
                  Davidson Diversified Real Estate II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Reclassifications:

Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the nine months ended September 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
         Property management fees (included in
           operating expenses)                           $ 263     $ 278
         Reimbursement for services of affiliates
           (included in general and administrative
           expenses and investment properties)             355        234
         Due to Managing General Partner                 5,422      1,113

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $263,000 and $278,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner was entitled to receive reimbursement of accountable administrative expenses amounting to approximately $355,000 and $234,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in reimbursements for services for the nine months ended September 30, 2001 and 2000 are approximately $157,000 and $36,000, respectively, of construction service reimbursements.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments (formerly Greensprings Manor Apartments). At September 30, 2001, the amount of the outstanding loans and accrued interest to cover operational expenses was approximately $1,651,000 and the amount of the outstanding loan and accrued interest to assist the refinancing was approximately $3,771,000 and are included in Due to Managing General Partner. Interest is charged at the prime rate plus 1%. Interest expense was approximately $332,000 and $68,000 for the nine months ended September 30, 2001 and 2000, respectively.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ending December 31, 1999. During the year ended December 31, 2000, approximately $30,000 of this commission was paid to an outside party for brokerage services. Therefore, approximately $18,000 is accrued and included in other liabilities in the accompanying consolidated balance sheet at September 30, 2001. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 609.25 limited partnership units in the Partnership representing 49.77% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.77% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Refinancing of Mortgage Note Payable

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to pay for the rehabilitation project at the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be September 2002. During the nine months ended September 30, 2001, the lender advanced Reflections Apartments an additional amount of approximately $1,884,000. Subsequent advances of up to $6,676,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (6.575% for September 2001). In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. Due to the rehabilitation project, a portion of the interest expense is being capitalized. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $90,000 as of December 31, 2000 and approximately $469,000 during the nine months ended September 30, 2001. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property  as  well  as  the  interest  of  both  the  Partnership  and  Davidson
Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write off of unamortized loan costs and mortgage discounts of approximately $195,000.

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

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                     Average Occupancy
                                                      2001       2000
      Big Walnut Apartments
         Columbus, Ohio (1)                           83%         92%
      LaFontenay I & II Apartments
         Louisville, Kentucky                         93%         93%
      The Trails Apartments
         Nashville, Tennessee                         94%         96%
      Reflections Apartments (formerly
         Greensprings Manor Apartments)
         Indianapolis, Indiana (2)                    39%         52%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to job transfers and tenants buying homes due to low interest rates.

(2) The Managing General Partner attributes the decrease in occupancy at Reflections Apartments to construction at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract additional tenants.

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 2001 was approximately $446,000 and $1,621,000, respectively, as compared to a net loss for the three and nine months ended September 30, 2000 of approximately $272,000 and $909,000, respectively. The increase in net loss for the nine months ended September 30, 2001 was primarily due to the extraordinary loss from the early extinguishment of debt related to the refinancing of the mortgage note encumbering Reflections Apartments (formerly Greensprings Manor Apartments) in January 2001 (see discussion in "Liquidity and Capital Resources"). The loss before extraordinary item was approximately $1,067,000 for the nine months ended September 30, 2001 as compared to $909,000 for the nine months ended September 30, 2000. The loss before extraordinary item for the three months ended September 30, 2001 was approximately $446,000 compared to approximately $272,000 for the three months ended September 30, 2000. The increase in loss before the extraordinary item for the nine months ended September 30, 2001 was due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in loss before extraordinary item for the three months ended September 30, 2001 was due to a decrease in total revenue and an increase in total expenses. For the three and nine month periods ended September 30, 2001, total revenues decreased primarily due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to a decrease in occupancy at all the investment properties except LaFontenay I & II Apartments partially offset by an increase in the average rental rate at all the properties. Other income increased primarily due to an increase in utility reimbursements and late charge fees at all of the Partnership's properties, an increase in laundry income at all properties except Big Walnut Apartments and increased lease cancellation fees at all properties except Reflections Apartments partially offset by a decrease in interest income due to lower balances on deposit in interest bearing accounts.

Total expenses decreased for the nine months ended September 30, 2001 due to a decrease in operating expense partially offset by increases in general and administrative, depreciation and interest expenses. Total expenses increased for the three months ended September 30, 2001 due to increases in depreciation and interest expenses offset by decreases in operating expense and general and administrative expense. Operating expense decreased for the three and nine months ended September 30, 2001 primarily due to a decrease in contract security patrol at Reflections Apartments and maintenance supplies at all of the Partnership's properties partially offset by increases in advertising expense in an effort to increase occupancy, in utilities due to increased cost of gas and electricity in the areas and in insurance premiums at all of the Partnership's properties. Depreciation expense increased for the three and nine months ended September 30, 2001 primarily due to capital improvements placed into service during the prior twelve months. Interest expense increased for the three and nine months ended September 30, 2001 primarily due to increases in interest on general partnership loans and the amortization of loan costs at Reflections Apartments.

General and administrative expenses increased for the nine months ended September 30, 2001 primarily due to increases in the cost of services included in the management reimbursements to the general partner as allowed under the Partnership Agreement and increases in state license fees and taxes, especially in Tennessee where The Trails Apartments is located. General and administrative expenses decreased for the three months ended September 30, 2001 primarily due to the timing of the receipt of the Tennessee State license fees and taxes. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $554,000 as compared to approximately $930,000 at September 30, 2000. Cash and cash equivalents decreased approximately $576,000 for the nine months ended September 30, 2001 from the Partnership's year end, primarily due to approximately $2,814,000 of cash used in investing activities which was partially offset by approximately $1,794,000 of cash provided by financing activities and approximately $444,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted primarily of proceeds from refinancing the mortgage note encumbering Reflections Apartments and advances from the Managing General Partner partially offset by repayment of the previous mortgages encumbering Reflections Apartments, a prepayment penalty and loan costs paid in relation to the refinancing and principal payments on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $209,000 during the current year which consists of structural improvements, maintenance equipment, floor covering replacements, cabinet enhancements, and recreational facilities improvements. The Partnership has completed approximately $122,000 in budgeted capital expenditures at Big Walnut Apartments as of September 30, 2001 consisting primarily of floor covering replacements and plumbing fixture replacements. These improvements were funded primarily from operating cash flow and Partnership reserves.

LaFontenay I & II Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $171,000 during the current year which consists of floor covering and appliance replacements, and HVAC replacements. The Partnership has completed approximately $211,000 in budgeted and unbudgeted capital expenditures at LaFontenay I & II Apartments as of September 30, 2001, consisting primarily of structural improvements, HVAC replacements, plumbing fixture replacements, water heater replacements, and appliances and floor covering replacements. These improvements were funded primarily from operating cash flow and Partnership reserves.

The Trails: The property has budgeted, but is not limited to, capital improvements of approximately $234,000 during the current year which consists of lighting and other building improvements and water heater replacements. The Partnership has completed approximately $206,000 in capital expenditures at The Trails Apartments as of September 30, 2001, consisting primarily of water submetering enhancements, floor covering, water heater and appliance replacements and major landscaping. These improvements were funded primarily from operating cash flow.

Reflections: In January 2001, the Managing General Partner refinanced the mortgage encumbering this property. The proceeds will be used to fund the rehabilitation project that is planned for this property. This project is expected to cost approximately $7,645,000 with anticipated completion in September 2002. The Partnership has completed approximately $2,496,000 in capital expenditures at Reflections Apartments as of September 30, 2001, consisting primarily of floor covering replacements, HVAC replacements, parking area enhancements, architect and consultant fees, structural improvements, signage, cabinet and appliance replacements, interior decoration and major landscaping. These improvements were funded primarily from refinancing proceeds and operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $22,488,000, net of discount, is amortized over periods with required balloon payments ranging from November 15, 2002 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to pay for the rehabilitation project at the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be September 2002. During the nine months ended September 30, 2001, the lender advanced Reflections Apartments an additional amount of approximately $1,884,000. Subsequent advances of up to $6,676,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (6.575% for September 2001). In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. Due to the rehabilitation project, a portion of the interest expense is being capitalized. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $90,000 as of December 31, 2000 and approximately $469,000 during the nine months ended September 30, 2001. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property  as  well  as  the  interest  of  both  the  Partnership  and  Davidson
Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write off of unamortized loan costs and mortgage discounts of approximately $195,000.

No cash distributions were made during the nine months ended September 30, 2001 or 2000. The Registrant's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancing and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Big Walnut Apartments for a total of approximately $100,000 to $251,000. As of September 30, 2001, the account balance was approximately $222,000 for Big Walnut Apartments.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 609.25 limited partnership units in the Partnership representing 49.77% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.77% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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