Form 10KSB
period 2001-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2002-04-01
CIK 750258

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $6,826,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO, a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Registrant acquired eight existing multifamily residential and commercial properties. The last commercial shopping center was sold on December 30, 1999. The Registrant continues to own and operate four multifamily residential properties which are further described in "Item 2. Description of Properties".

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2001 and 2000.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Item 2.     Description of Properties

The following table sets forth the Registrant's investments in properties as of December 31, 2001:


                                     Date of
Property                            Purchase      Type of Ownership          Use

Big Walnut Apartments               03/28/85  Fee ownership subject to  Apartment -
  Columbus, Ohio                              first and second          251 units
                                              mortgages (1)

LaFontenay Apartments               10/31/84  Fee ownership subject to  Apartment -
  (Phase I and II)                            first mortgage (1)        260 units
  Louisville, Kentucky

The Trails Apartments               08/30/85  Fee ownership subject to  Apartment -
  Nashville, Tennessee                        first mortgage (1)        248 units

Reflections Apartments (formerly    09/30/85  Fee ownership subject to  Apartment -
  Greensprings Manor Apartments)              first mortgage (2)        582 units
  Indianapolis, Indiana


(1)The property is held by a Limited Partnership in which the Registrant owns a 99.90% interest.

(2)The property is held by a Limited Partnership wholly owned by the Registrant.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Big Walnut Apartments     $ 9,756      $ 5,732     5-25 yrs    S/L       $ 2,409

LaFontaney I & II
  Apartments               10,267        6,082     5-25 yrs    S/L         2,646

The Trails Apartments       9,672        5,373     5-25 yrs    S/L         2,527

Reflections Apartments     18,602        8,149     5-25 yrs    S/L         8,398

                          $48,297      $25,336                           $15,980

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Registrant's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity      Due At
        Property              2001        Rate    Amortized     Date     Maturity (2)
                         (in thousands)                                 (in thousands)

Big Walnut Apartments
  1st mortgage              $ 4,084      7.60%   257 months   11/15/02     $ 3,912
  2nd mortgage                  167      7.60%       (4)      11/15/02         167

LaFontenay I & II
  Apartments
  1st mortgage                7,000      7.50%   360 months   09/01/07       6,369

The Trails Apartments
  1st mortgage                5,181       (1)    240 months   12/01/09       3,052

Reflections Apartments
  1st mortgage (3)            8,885       (3)        (3)      01/01/04       8,839
Totals                       25,317                                        $22,339
Less unamortized
  discounts                    (968)

Total                       $24,349

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rate utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2001 was 5.505%.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

(3) On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to pay for the rehabilitation project at the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be September 2002. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000. Subsequent advances of up to $4,715,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (5.1425% at December 31, 2001). In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. Due to the rehabilitation project, approximately $585,000 and $129,000 of the interest expense for the years ended December 31, 2001 and 2000, respectively, was capitalized. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in
      February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P.

(4)   Interest only payments.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                          Average Annual             Average
                                           Rental Rates             Occupancy
                                            (per unit)
Property                                 2001        2000        2001       2000

Big Walnut Apartments (1)               $7,135      $7,006        86%        91%
Lafontenay I & II Apartments             7,880       7,749        91%        93%
The Trails Apartments                    7,637       7,477        94%        95%
Reflections Apartments (2)               5,909       5,478        37%        50%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to job transfers and tenants buying new homes due to low interest rates.

(2) The Managing General Partner attributes the decrease in occupancy at Reflections Apartments to construction at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract additional tenants. At December 31, 2001, 52.9% of the units cannot be rented due to the construction.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 2001, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                                2001            2001
                                               Billing          Rate
                                           (in thousands)

       Big Walnut Apartments                    $ 134           6.12%
       LaFontenay I & II Apartments                88           1.05%
       The Trails Apartments                      132           3.84%
       Reflections Apartments                     226           8.45%

Capital Improvements

Big Walnut Apartments: The Partnership completed approximately $164,000 in capital expenditures at Big Walnut Apartments as of December 31, 2001,
consisting primarily of floor covering replacement, appliances, plumbing upgrades, heating upgrades and structural improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $75,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

LaFontenay I & II Apartments: The Partnership completed approximately $233,000 in capital expenditures at LaFontenay I & II Apartments as of December 31, 2001, consisting primarily of floor covering replacements, HVAC, and structural building improvements. These improvements were funded primarily from property reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $78,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Trails: The Partnership completed approximately $243,000 in capital expenditures at The Trails Apartments as of December 31, 2001, consisting primarily of appliance and floor covering replacements, water heater replacements, major landscaping and water submetering. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $74,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. Reflections: In January 2001, the Managing General Partner refinanced the mortgage encumbering this property. The proceeds are being used to fund the rehabilitation project for this property. This project is expected to cost approximately $7,645,000 with anticipated completion in September 2002. The Partnership has completed approximately $5,734,000 in capital expenditures at Reflections Apartments as of December 31, 2001, consisting primarily of floor covering replacements, HVAC replacements, parking area enhancements, architect and consultant fees, structural improvements, signage, cabinet and appliance replacements, interior decoration and major landscaping. These improvements were funded primarily from refinancing proceeds, advances from the Managing General Partner, property reserves and operating cash flow.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 limited partnership units aggregating $24,485,000. As of December 31, 2001 there were 851 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 610.25 units or 49.85% at December 31, 2001. There is no established market for the units and it is not anticipated that any will develop in the future.

No distributions were made to the partners during 2001 or 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Big Walnut Apartments for a total of approximately $100,000 to $251,000. As of December 31, 2001, the account balance was approximately $209,000 for Big Walnut Apartments.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 610.25 limited partnership units in the Partnership representing 49.85% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.85% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net loss was approximately $1,448,000 and $1,183,000 for the years ended December 31, 2001 and 2000, respectively (see "Note C" of the consolidated financial statements for a reconciliation of these amounts to the Partnership's federal taxable loss). The increase in the net loss was due to the loss on the early extinguishment of debt in 2001, which relates to the refinancing of the mortgage encumbering Reflections Apartments (formerly Greensprings Manor Apartments) in January 2001 (see discussion in "Liquidity and Capital Resources"). The Partnership's loss before extraordinary item was approximately $819,000 and $1,183,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in the loss before extraordinary item was due to a decrease in total expenses, which was partially offset by a decrease in total revenues. The decrease in total revenues is attributable to a decrease in rental income, which was partially offset by an increase in other income. Rental income decreased primarily due to decreases in occupancy at all of the Partnership's properties as noted in "Item 2. Description of Properties", increased concession costs at all the Partnership's properties and increased bad debt expenses primarily at Big Walnut Apartments and LaFontenay Apartments. These decreases were partially offset by increased rental rates at all of the Partnership's properties. Other income increased primarily due to increased utility reimbursements at Big Walnut, LaFontenay and The Trails Apartments, increased laundry income primarily at The Trails Apartments and increased tenant charges at LaFontenay, Big Walnut and The Trails Apartments. These increases were partially offset by a decrease in interest income due to lower average balances on deposit in interest bearing accounts.

The decrease in total expenses is primarily the result of a reduction in operating and interest expenses which was partially offset by increases in property tax, depreciation and general and administrative expenses. Operating expenses decreased primarily due to a decrease in contract security patrol expenses at Reflections Apartments and operating costs capitalized as part of the renovation project to enhance the appearance of Reflections Apartments. Interest expense decreased primarily due to the new financing at Reflections Apartments with variable rate interest that is lower than the 7.60% rate on the old mortgage and to a portion of the interest on the debt at Reflections being capitalized as part of the renovation project. In addition, the interest rate decreased on The Trails Apartment's variable rate mortgage leading to reduced interest expense at that property. These decreases were partially offset by increased interest on general partner loans due to additional advances made by the Managing General Partner during 2001 to Reflections Apartments for the renovation project and operations and increased loan cost amortization at Reflections Apartments.

Property tax expense increased primarily due to an increase in the tax rates at both Reflections and The Trails Apartments, an increase in the assessed value of The Trails and Lafontenay Apartments and the timing of the receipt of the tax bills which impacted the accruals for the years ended December 31, 2001 and 2000 at Big Walnut and Reflections Apartments. Depreciation expense increased due to capital improvements placed into service during the past twelve months at all of the Partnership's properties. General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and increases in state license fees and taxes, especially in Tennessee where The Trails Apartments is located. These increases were partially offset by reduced legal fees and professional fees associated with the management of the Partnership. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At  December  31,  2001  the  Partnership  had  cash  and  cash  equivalents  of approximately $743,000 compared to approximately $1,130,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $387,000 is primarily due to $5,325,000 of cash used in investing activities partially offset by approximately $3,542,000 of cash provided by financing activities and approximately $1,396,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash provided by financing activities consisted of proceeds from debt refinancing and advances from the Managing General Partner partially offset by repayment of a mortgage note payable, prepayment penalty, loan costs paid and payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserve in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $227,700 at Big Walnut Apartments, LaFontenay I and II Apartments and The Trails Apartments. During the year ended December 31, 2001, the Managing General Partner refinanced the mortgage encumbering Reflections Apartments. The proceeds will be used to fund the rehabilitation project that is planned for this property. This project is expected to cost approximately $7,645,000 with anticipated completion in September 2002. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $24,349,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment property may be adversely affected.

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to pay for the rehabilitation project at the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be September 2002. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000. Subsequent advances of up to $4,715,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (5.1425% at December 31, 2001). In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. Due to the rehabilitation project, approximately $585,000 and $129,000 of the interest expense for the years ended December 31, 2001 and 2000, respectively, was capitalized. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P.

No distributions were made to the partners during 2001 or 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Big Walnut Apartments for a total of approximately $100,000 to $251,000. As of December 31, 2001, the account balance was approximately $209,000 for Big Walnut Apartments.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 610.25 limited partnership units in the Partnership representing 49.85% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.85% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate II, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate II, L.P. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                   $ 743
   Receivables and deposits                                                      193
   Restricted escrows                                                            230
   Other assets                                                                  611
   Investment properties (Notes B & E):
      Land                                                    $  2,603
      Buildings and related personal property                   45,694
                                                                48,297
      Less accumulated depreciation                            (25,336)       22,961
                                                                            $ 24,738

Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                         1,566
      Tenant security deposit payable                                            139
      Accrued property taxes                                                     456
      Other liabilities                                                          357
      Due to an affiliate (Note D)                                             5,314
      Mortgage notes payable (Note B)                                         24,349

Partners' Deficit
   General partners                                            $ (584)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (6,859)       (7,443)
                                                                            $ 24,738

            See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                               2001          2000
Revenues:
   Rental income                                            $ 6,215        $ 6,673
   Other income                                                  611           530
      Total revenues                                           6,826         7,203

Expenses:
   Operating                                                   3,138         3,764
   General and administrative                                    425           359
   Depreciation                                                1,997         1,913
   Interest                                                    1,725         2,031
   Property taxes                                                435           319
      Total expenses                                           7,720         8,386

Loss before extraordinary item                                  (894)       (1,183)
Extraordinary loss on early extinguishment of debt
  (Note B)                                                      (554)           --
      Net loss (Note C)                                     $ (1,448)     $ (1,183)

Net loss allocated to general partners (2%)                  $ (29)         $ (24)
Net loss allocated to limited partners (98%)                  (1,419)       (1,159)
                                                            $ (1,448)     $ (1,183)
Per limited partnership unit:
Loss before extraordinary item                             $ (715.54)     $(946.70)
Loss on early extinguishment of debt                         (443.54)           --
Net loss                                                   $(1,159.08)    $(946.70)


            See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                      Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,224.25       $ 1       $24,485    $24,486

Partners' deficit at
  December 31, 1999                      1,224.25      $ (531)    $(4,281)   $(4,812)

Net loss for the year ended
  December 31, 2000                            --         (24)     (1,159)    (1,183)

Partners' deficit at
  December 31, 2000                      1,224.25        (555)     (5,440)    (5,995)

Net loss for the year ended
  December 31, 2001                            --         (29)     (1,419)    (1,448)

Partners' deficit at
  December 31, 2001                      1,224.25      $ (584)    $(6,859)   $(7,443)


            See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                  Years Ended December 31,
                                                                      2001        2000
Cash flows from operating activities:
  Net loss                                                          $(1,448)     $(1,183)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                     1,997        1,913
     Amortization of discounts and loan costs                           310          236
     Extraordinary loss on early extinguishment of debt                 554           --
     Change in accounts:
      Receivables and deposits                                           (7)         394
      Other assets                                                       --           (9)
      Accounts payable                                                  351          (29)
      Tenant security deposit liabilities                                (3)         (25)
      Accrued property taxes                                            (32)        (111)
      Due to an affiliate                                               (19)          54
      Other liabilities                                                (307)          (3)
          Net cash provided by operating activities                   1,396        1,237

Cash flows from investing activities:
  Property improvements and replacements                             (5,524)      (1,740)
  Net withdrawals from restricted escrows                               199           83
          Net cash used in investing activities                      (5,325)      (1,657)

Cash flows from financing activities:
  Advances from Managing General Partner                              3,778          999
  Payments on mortgage notes payable                                   (481)        (757)
  Loan costs paid                                                      (469)         (90)
  Repayment of mortgage note payable                                 (7,812)          --
  Proceeds from debt refinancing                                      8,885           --
  Prepayment penalty                                                   (359)          --
          Net cash provided by financing activities                   3,542          152

Net decrease in cash and cash equivalents                              (387)        (268)

Cash and cash equivalents at beginning of the year                    1,130        1,398

Cash and cash equivalents at end of the year                         $ 743       $ 1,130

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 2,039      $ 1,803

Supplemental disclosure of noncash activity:
  Property improvements and replacements in accounts payable         $ 850        $ --


            See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Davidson Diversified Properties, Inc (the "Managing General Partner"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO, a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. The Partnership's last commercial property, Shoppes at River Rock, was sold on December 30, 1999. As of December 31, 2001, the Partnership operates four apartment properties located in or near major urban areas in the United States.

Principles of Consolidation

The  Registrant's   financial   statements  include  all  the  accounts  of  the
Partnership and its three 99.9% owned partnerships and one wholly owned Partnership. The general partner of these partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the general partner of these partnerships by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the years ended December 31, 2001 or 2000.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) from Big Walnut Apartments into the Reserve Account until the Reserve Account is funded in an amount equal to a minimum of $400 per apartment up to a maximum of $1,000 per apartment ($100,000 to $251,000). As of December 31, 2001, the Partnership has deposits of approximately $209,000 in its Reserve Accounts for Big Walnut Apartments.

Restricted Escrows

      Reserve Account - A general Reserve Account of $203,000 was established with the refinancing proceeds for Big Walnut Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals a minimum of $400 per apartment up to a maximum of $1,000 per apartment ($100,000 to $251,000). At December 31, 2001, the account balance was approximately $209,000 for Big Walnut Apartments.

      Replacement Reserve - LaFontenay Apartments has a replacement reserve as required by its lender of approximately $21,000 at December 31, 2001, for capital improvements.

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalized interest costs of approximately $585,000 during the year ended December 31, 2001 with respect to the renovation project that is currently in process at Reflections Apartments (formerly Greensprings Manor Apartments). Total interest expense incurred before recognition of the capitalized amount was approximately $2,310,000 for the year ended December 31, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Loan Costs

Loan  costs  of  approximately   $909,000  less   accumulated   amortization  of
approximately $388,000 are included in other assets and are being amortized over the life of the respective loans.

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $702,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising Costs

Advertising costs of approximately $153,000 and $130,000 for the years ended December 31, 2001 and 2000, respectively, are charged to operating expense as incurred.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Uses of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable


                            Principal     Monthly                           Principal
                           Balance At     Payment    Stated                  Balance
                          December 31,   Including  Interest   Maturity      Due At
        Property              2001       Interest     Rate       Date       Maturity
                               (in thousands)                            (in thousands)
Big Walnut Apartments
  1st mortgage               $ 4,084       $ 43       7.60%    11/15/02      $ 3,912
  2nd mortgage                   167            1     7.60%    11/15/02          167

LaFontenay I & II
  Apartments
  1st mortgage                 7,000           51     7.50%    09/01/07        6,369

The Trails Apartments
  1st mortgage                 5,181           41      (1)     12/01/09        3,052

Reflections Apartments
  1st mortgage                 8,885           39      (2)     01/01/04        8,839
                              25,317       $ 175                             $22,339
Less unamortized
  discounts                     (968)

Total                        $24,349

(1) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2001 was 5.505%.

(2) Interest rate is based on LIBOR (which changes monthly) plus 280 basis points. The rate at December 31, 2001 was 5.1425%.

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76% for Big Walnut Apartments and 8.00% for The Trails Apartments.

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

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to pay for the rehabilitation project at the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be September 2002. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000. Subsequent advances of up to $4,715,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (5.1425% at December 31, 2001). In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations, which is September 2002. Due to the rehabilitation project, approximately $585,000 and $129,000 of the interest expense for the years ended December 31, 2001 and 2000, respectively, was capitalized. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $469,000 during the year ended December 31, 2001. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The partners of AIMCO Greensprings L.P. are the Partnership, with 99.9% interest, and Davidson Diversified Properties, Inc., with 0.1% ownership. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write off of unamortized loan costs and mortgage discounts of approximately $195,000.

Mortgages are nonrecourse and are collateralized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                               2002             $ 4,561
                               2003                 375
                               2004               9,190
                               2005                 372
                               2006                 396
                            Thereafter           10,423
                                                $25,317

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                    2001            2000

Net loss as reported              $ (1,448)       $ (1,183)
Add (deduct)
  Depreciation differences              109             21
  Amortization of discounts              87             69
  Unearned income                        15            (82)
  Miscellaneous                         123            (14)

Federal taxable loss              $ (1,114)       $ (1,189)

Federal taxable loss per
  limited partnership unit       $(2,180.62)      $(951.78)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                            $ (7,443)
Land and buildings                                        2,669
Accumulated depreciation                                 (9,650)
Other                                                       224

Net liabilities - Federal tax basis                    $(14,200)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees (included in
  operating expenses)                             $ 341        $ 363
Reimbursement for services of affiliates
  (included in general and administrative
  expense, operating expense and investment
  properties)                                        465         320
Interest expense                                     416         109
Due to an affiliate                                5,314       1,555

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $341,000 and $363,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $465,000 and $320,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $192,000 and $56,000, respectively. The construction management fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. At December 31, 2001 approximately $34,000 of reimbursements for services were accrued by the Partnership and included in Due to an affiliate on the accompanying consolidated financial statements.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. The amount of the outstanding loans and accrued interest to cover operational expenses was approximately $1,607,000 and $1,555,000 for the years ended December 31, 2001 and 2000, respectively. The amount of the outstanding loan and accrued interest to assist the refinancing was approximately $3,673,000 for the year ended December 31, 2001. Both amounts are included in Due to an affiliate on the accompanying consolidated financial statements. Interest is charged at prime plus 1%. Interest expense was approximately $416,000 and $109,000 for the years ended December 31, 2001 and 2000, respectively.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ending December 31, 1999. During the year ended December 31, 2000, approximately $30,000 of this commission was paid to an outside party for brokerage services. Therefore, approximately $18,000 is accrued at December 31, 2001 and included in other liabilities in the accompanying consolidated financial statements. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $116,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 610.25 limited partnership units in the Partnership representing 49.85% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.85% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note E - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings        Net Cost
                                                       and Related     Capitalized
                                                        Personal      Subsequent to
  Apartment Properties      Encumbrances      Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Big Walnut Apartments         $ 4,251        $ 520       $ 6,505         $ 2,731
LaFontenay Apartments           7,000           650        6,719           2,898
The Trails Apartments           5,181           586        7,054           2,032
Reflections Apartments          8,885           847        9,684           8,071
                               25,317
Less unamortized
  discounts                      (968)

Total                         $24,349       $ 2,603      $29,962         $15,732


                              Gross Amount At Which Carried
                                   At December 31, 2001
                                      (in thousands)

                            Buildings
                               And
                             Related
                             Personal          Accumulated    Date of     Date   Depreciable
    Description      Land    Property   Total  Depreciation Construction Acquired Life-Years

Apartment Properties
Big Walnut           $ 520   $ 9,236   $ 9,756   $ 5,732       1971     03/28/85    5/25
LaFontenay             650     9,617    10,267     6,082     1971-1973  10/31/84    5/25
The Trails             586     9,086     9,672     5,373     1984-1985  08/30/85    5/25
Reflections            847    17,755    18,602     8,149     1970-1975  09/30/85    5/25

Totals              $2,603   $45,694   $48,297   $25,336

Reconciliation of "Investment Properties and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 2001          2000
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $41,923       $40,274
    Property improvements                         6,374         1,649
Balance at end of year                          $48,297       $41,923

Accumulated Depreciation
Balance at beginning of year                    $23,339       $21,426
    Additions charged to expense                  1,997         1,913
Balance at end of year                          $25,336       $23,339

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $50,966,000 and $45,443,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $34,986,000 and $33,098,000, respectively.

Note F - Fourth Quarter Adjustment

During December 2001, the Partnership increased the accumulated expenditures used in calculating capitalized interest which resulted in a decrease in fourth quarter interest expense of approximately $190,000. Approximately ($28,000), $72,000 and $136,000 is related to the first, second and third quarter of 2001, respectively.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $55,000 and non-audit services (principally tax-related) of approximately $28,000.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

                 Entity                   Number of Units    Percentage

Cooper River Properties, LLC                  122.75           10.03%
  (an affiliate of AIMCO)
Insignia Properties, LP                        35.75            2.92%
  (an affiliate of AIMCO)
Davidson Diversified Properties, Inc.           0.25            0.02%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          451.50           36.88%
  (an affiliate of AIMCO)

Cooper River Properties, LLC, Insignia Properties, LP, and Davidson Diversified Properties, Inc., are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and its affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)

Property management fees                          $ 341        $ 363
Reimbursement for services of affiliates             465         320
Interest expense                                     416         109
Due to an affiliate                                5,314       1,555

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $341,000 and $363,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $465,000 and $320,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $192,000 and $56,000, respectively. The construction management fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. At December 31, 2001 approximately $34,000 of reimbursements for services were accrued by the Partnership and included in Due to an affiliate on the accompanying consolidated financial statements.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. The amount of the outstanding loans and accrued interest to cover operational expenses was approximately $1,607,000 and $1,555,000 for the years ended December 31, 2001 and 2000, respectively. The amount of the outstanding loan and accrued interest to assist the refinancing was approximately $3,673,000 for the year ended December 31, 2001. Both amounts are included in Due to an affiliate on the accompanying consolidated financial statements. Interest is charged at prime plus 1%. Interest expense was approximately $416,000 and $109,000 for the years ended December 31, 2001 and 2000, respectively.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ending December 31, 1999. During the year ended December 31, 2000, approximately $30,000 of this commission was paid to an outside party for brokerage services. Therefore, approximately $18,000 is accrued at December 31, 2001 and included in other liabilities in the accompanying consolidated financial statements. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $116,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 610.25 limited partnership units in the Partnership representing 49.85% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.85% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

        Exhibit 10NN, Multifamily Note secured by a Mortgage or Deed of Trust dated January 16, 2001 between AIMCO Greenspring, L.P. and Financial Services, Inc., a Delaware Corporation.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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

          10NN Multifamily  Note  secured by a Mortgage  or Deed of Trust  dated
               January 16, 2001 between AIMCO Greenspring, L.P. and Financial Services, Inc., a Delaware Corporation.

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


                                 PROMISSORY NOTE


Up to $13,600,000.00                                      ________, __________
                                                              January 16, 2001

      FOR VALUE RECEIVED, the undersigned AIMCO Greenspring, L.P., a Delaware limited partnership, having a principal place of business c/o AIMCO Properties, L.P., 2000 South Colorado Boulevard, Tower II, Suite 2-1000, Denver, Colorado 80222 (the "Borrower"), promises to pay to the order of debis FINANCIAL SERVICES, INC., a Delaware corporation, with a principal place of business at 201 Merritt 7, Suite 700, Norwalk, Connecticut 06856 (the "Lender"), the principal sum of up to THIRTEEN MILLION SIX HUNDRED THOUSAND DOLLARS
($13,600,000.00) or so much thereof as may be outstanding from time to time hereunder (the "Principal Amount"), together with (i) interest at the rate and in the manner hereinafter provided; (ii) all amounts which may become due under the mortgage or deed of trust dated the date hereof securing this Note (the "Mortgage"), which Mortgage encumbers that certain real property known as Greenspring Manor Apartments and located at 7999 Silverleaf Drive, Indianapolis, Indiana (the "Property") or under any other documents securing, relating to or further evidencing the indebtedness evidenced by this Note (collectively with the Note and the Mortgage, the "Loan Documents"); (iii) any costs and expenses, including reasonable attorneys' and appraisers' fees, incurred in the collection of this Note, or in the foreclosure of the Mortgage, or in protecting or sustaining the lien of the Mortgage, or in any litigation or controversy arising from or connected with this Note or the Loan Documents; and (iv) all taxes (other than income taxes) or duties assessed upon the debt evidenced hereby or by the Mortgage and upon the property encumbered by the Mortgage. This Note is the Note (as defined in the Loan Agreement between the Borrower and the Lender of even date herewith (the "Loan Agreement") referred to in, and is entitled to the benefits of, the Loan Agreement and the other Loan Documents referred to therein and entered into pursuant thereto. The Loan Agreement, among other things, (i) provides for the Loan (as defined in the Loan Agreement) in an amount not to exceed $13,600,000.00, the indebtedness of the Borrower resulting from the Loan being evidenced by this Note and (ii) contains provisions for acceleration of the maturity of the unpaid principal amount of this Note upon the happening of certain stated events and also for prepayments on account of the principal hereof prior to the maturity hereof upon terms and conditions therein specified.

      The Borrower promises to pay interest on the unpaid principal amount of this Note from the date hereof until such principal amount is paid in full, at such interest rate, and payable at such times, as specified in the Loan Agreement. The Borrower promises to make monthly payments of principal in such amounts, and at such times, as are specified in the Loan Agreement.

      All payments due hereunder shall be payable in lawful money of the United States of America which shall be legal tender for public and private debts at the time of payment. Payment shall be made to Lender at the address set forth in
Section 10.8 of the Loan Agreement, or at such other place as Lender may designate from time to time in writing. Lender reserves the right to require that all payments of principal and interest hereunder be made to Lender by wire transfer of immediately available funds.

      This Note is secured as provided in the other Loan Documents.

      The Borrower's liability hereunder is subject to the limitation on liability provisions of the of the Loan Agreement which are incorporated herein by reference.

      Borrower, endorsers and other parties now or hereafter becoming liable for the payment of this Note hereby waive demand, diligence, presentment, protest, demand of payment, and notice of protest, dishonor and nonpayment, and waive the legal effect of Lender's failure to give all notices not expressly provided for herein or under the Loan Agreement.

      The rights and duties of Borrower and Lender under this Note shall be governed by the internal laws of the State of Connecticut (without application of conflict of law principles).

                              BORROWER:

                            AIMCO Greenspring, L.P.,
                              a Delaware limited partnership
                              By: Davidson Diversified Properties, Inc.,
                             a Tennessee corporation
                              General Partner


                           By:________________________
                             Name: Patti K. Fielding
                              Title:   Senior Vice President