Form 10QSB
period 2002-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2002-05-15
CIK 750258

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

                For the quarterly period ended March 31, 2002


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $   772
   Receivables and deposits                                                      257
   Restricted escrows                                                            269
   Other assets                                                                  670
   Investment properties:
      Land                                                    $ 2,603
      Buildings and related personal property                   47,761
                                                                50,364
      Less accumulated depreciation                            (25,833)       24,531

                                                                            $ 26,499
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 329
   Tenant security deposit liabilities                                           147
   Accrued property taxes                                                        398
   Other liabilities                                                             430
   Due to an affiliate                                                         6,790
   Mortgage notes payable                                                     25,984

Partners' Deficit
   General partners                                            $ (587)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (6,992)       (7,579)

                                                                            $ 26,499

         See Accompanying Notes to Consolidated Financial Statements

b)


                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                 2002          2001
Revenues:
   Rental income                                               $ 1,566        $ 1,547
   Other income                                                     168           174
      Total revenues                                              1,734         1,721

Expenses:
   Operating                                                        771           869
   General and administrative                                        90            88
   Depreciation                                                     497           493
   Interest                                                         398           534
   Property taxes                                                   114           113
      Total expenses                                              1,870         2,097

Loss before extraordinary item                                     (136)         (376)
Extraordinary loss on early extinguishment of debt
   (Note C)                                                          --          (554)

   Net loss                                                     $ (136)       $ (930)

Net loss allocated to general partners (2%)                      $ (3)         $ (19)
Net loss allocated to limited partners (98%)                       (133)         (911)

                                                                $ (136)       $ (930)
Per limited partnership unit:
   Loss before extraordinary item                              $(108.64)     $(300.59)
   Loss on early extinguishment of debt                              --       (443.54)

Net loss                                                       $(108.64)     $(744.13)

         See Accompanying Notes to Consolidated Financial Statements


c)

                  Davidson Diversified Real Estate II, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2001                  1,224.25        $ (584)     $(6,859)   $(7,443)

Net loss for the three months
   ended March 31, 2002                    --             (3)        (133)      (136)

Partners' deficit at
   March 31, 2002                     1,224.25        $ (587)     $(6,992)   $(7,579)

         See Accompanying Notes to Consolidated Financial Statements


d)
                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2002        2001
Cash flows from operating activities:
  Net loss                                                        $ (136)     $ (930)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                    497         493
     Amortization of discounts and loan costs                         91          62
     Extraordinary loss on early extinguishment of debt               --         554
     Change in accounts:
      Receivables and deposits                                       (64)       (139)
      Other assets                                                  (107)       (144)
      Accounts payable                                              (387)       (197)
      Tenant security deposit liabilities                              8           4
      Accrued property taxes                                         (58)        (30)
      Due to affiliate                                               276         109
      Other liabilities                                               73        (135)
        Net cash provided by (used in) operating activities          193        (353)

Cash flows from investing activities:
  Property improvements and replacements                          (2,917)       (237)
  Net (deposits to) withdrawals from restricted escrows              (39)        308
        Net cash (used in) provided by investing activities       (2,956)         71

Cash flows from financing activities:
  Advances from Managing General Partner                           1,200       3,847
  Payments on mortgage notes payable                                (126)       (116)
  Proceeds from mortgage note payable                              1,737       5,065
  Repayment of mortgage note payable                                  --      (7,812)
  Prepayment penalty                                                  --        (359)
  Loan costs paid                                                    (19)       (417)
        Net cash provided by financing activities                  2,792         208

Net increase (decrease) in cash and cash equivalents                  29         (74)
Cash and cash equivalents at beginning of period                     743       1,130

Cash and cash equivalents at end of period                        $ 772      $ 1,056

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 394       $ 338
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ --        $ 27

At December 31, 2001 approximately $850,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2002.

         See Accompanying Notes to Consolidated Financial Statements


e)

                  Davidson Diversified Real Estate II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

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

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $87,000 and $88,000 during the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $628,000 and $65,000 during the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $559,000 for the three months ended March 31, 2002. There were no construction management service fees paid or accrued during the three months ended March 31, 2001. The construction management fees are calculated based on a percentage of additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner has advanced the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. At March 31, 2002, the amount of the outstanding loans and accrued interest to cover operational expenses was approximately $3,065,000 and the amount of the outstanding loan and accrued interest to assist the refinancing was approximately $3,725,000. Both amounts are included in Due to affiliate on the accompanying consolidated balance sheet. Interest is charged at prime plus 1%. Interest expense was approximately $83,000 and $109,000 for the three months ended March 31, 2002 and 2001, respectively.

The Partnership accrued a real estate commission of $18,000 as a result of the sale of Shoppes at River Rock due to the Managing General Partner during the year ended December 31, 1999 which is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $105,000 and $116,000, respectively, for insurance coverage and fees associated with policy claims administration which is included in operating expenses.

Note C - Refinancing of Mortgage Note Payable

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be September 2002. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the three months ended March 31, 2002 the lender advanced Reflections Apartments an additional $1,737,000. Subsequent advances of up to $2,978,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (4.63% at March 31, 2002). Due to the rehabilitation project, approximately $174,000 and $43,000 of the interest expense for the three months ended March 31, 2002 and 2001, respectively, was capitalized. During December 2001, the Partnership adjusted the accumulated expenditures used in calculating capitalized interest which resulted in an overall decrease in fourth quarter 2001 interest expense of approximately $190,000. The impact on the first quarter of 2001 was an increase in interest expense of approximately $28,000. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $469,000 during the year ended December 31, 2001. Additional loan costs of approximately $19,000 were incurred during the three months ended March 31, 2002. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write-off of unamortized loan costs and mortgage discounts of approximately $195,000.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                 Average Occupancy
                                                 2002        2001
         Big Walnut Apartments
            Columbus, Ohio (1)                    97%         82%

         LaFontenay I & II Apartments
            Louisville, Kentucky (2)              85%         89%

         The Trails Apartments
            Nashville, Tennessee                  93%         93%

         Reflections Apartments
            Indianapolis, Indiana (3)             35%         42%

(1) The Managing General Partner attributes the increase in occupancy at Big Walnut Apartments to an improved job market and reduced average rental rates.

(2) The Managing General Partner attributes the decrease in occupancy at LaFontenay I & II Apartments to poor market conditions and tenants buying homes due to low interest rates.

(3) The Managing General Partner attributes the decrease in occupancy at Reflections Apartments to construction at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract desirable tenants. At March 31, 2002 47.25% of the units cannot be rented due to the rehabilitation.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2002, was approximately $136,000 compared to a net loss of approximately $930,000 for the three months ended March 31, 2001. The decrease in net loss was partially due to the extraordinary loss from the early extinguishment of debt related to the refinancing of Reflections Apartments in January 2001 (see discussion in "Liquidity and Capital Resources"). The loss before the extraordinary item was approximately $136,000 for the three months ended March 31, 2002 as compared to approximately $376,000 for the three months ended March 31, 2001. The decrease in loss before the extraordinary item is due to a decrease in total expenses and, to a lesser extent, an increase in total revenues.

Total expenses decreased due to decreases in operating and interest expenses. Operating expense decreased primarily due to decreases in contract courtesy patrol expense and operating costs capitalized as part of the renovation project at Reflections which were offset by an increase in utility expense primarily at Reflections Apartments. Interest expense decreased due to the new financing at Reflections Apartments with variable rate interest that is lower than the 7.6% rate on the old mortgage and to a portion of the interest on the debt at Reflections being capitalized as part of the renovation project. In addition, interest on advances from the Managing General Partner decreased due to a lower average interest rate. These decreases were partially offset by increased loan cost amortization at Reflections Apartments. Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income for the three months ended March 31, 2002. Rental income increased due to an increase in occupancy at Big Walnut Apartments and an increase in the average rental rate at Reflections which were partially offset by decreases in occupancy at Reflections and Lafontenay Apartments. Other income decreased due to a decrease in utility reimbursements at Lafontenay Apartments, reduced laundry income at Reflections, LaFontenay and The Trails Apartments and reduced interest income due to lower average cash balances in interest bearing accounts partially offset by an increase in utility reimbursements at Big Walnut and The Trails Apartments.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $772,000 as compared to approximately $1,056,000 at March 31, 2001. Cash and cash equivalents increased approximately $29,000 since December 31, 2001 primarily due to approximately $2,792,000 of cash provided by financing activities and approximately $193,000 of cash provided by operating activities partially offset by approximately $2,956,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from the Managing General Partner and additional proceeds from refinancing the mortgage note encumbering Reflections Apartments partially offset by principal payments on the mortgages encumbering the Partnership's properties and additional loan costs paid. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $125,000 during 2002 which consists of structural improvements, appliance replacements, and floor covering replacements. The Partnership has completed approximately $31,000 in capital expenditures at Big Walnut Apartments as of March 31, 2002 consisting primarily of floor covering replacements. These improvements were funded primarily from operating cash flow.

LaFontenay I & II Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $84,000 during 2002 which consists of floor covering and appliance replacements, painting and HVAC replacements. The Partnership has completed approximately $56,000 in capital expenditures at LaFontenay I & II Apartments as of March 31, 2002, consisting primarily of roof replacements, natural gas enhancements, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

The Trails: The property has budgeted, but is not limited to, capital improvements of approximately $82,000 during 2002 which consists of swimming pool improvements, floor covering, appliance and water heater replacements and major landscaping. The Partnership has completed approximately $10,000 in capital expenditures at The Trails Apartments as of March 31, 2002, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow.

Reflections: In January 2001, the Managing General Partner refinanced the mortgage encumbering this property. The proceeds are being used to fund the rehabilitation project for this property with an anticipated completion in September 2002. The Managing General Partner is currently evaluating the capital spending required to complete the rehabilitation project during 2002. The Partnership has completed approximately $1,970,000 in capital expenditures at Reflections Apartments during the three months ended March 31, 2002, consisting primarily of architect and consultant fees, development services, furniture and fixtures, and structural improvements. These improvements were funded primarily from refinancing proceeds and operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $25,984,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to December 1, 2009. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be September 2002. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the three months ended March 31, 2002 the lender advanced Reflections Apartments an additional $1,737,000. Subsequent advances of up to $2,978,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (4.63% at March 31, 2002). Due to the rehabilitation project, approximately $174,000 and $43,000 of the interest expense for the three months ended March 31, 2002 and 2001, respectively, was capitalized. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $469,000 during the year ended December 31, 2001. Additional loan costs of approximately $19,000 were incurred during the three months ended March 31, 2002. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write-off of unamortized loan costs and mortgage discounts of approximately $195,000.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

No cash distributions were made during the three months ended March 31, 2002 or 2001. The Registrant's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the rehabilitation project at Reflections and the significant amounts accrued to the Managing General Partner at March 31, 2002, it is not anticipated that the Partnership will make distributions in the foreseeable future. In addition, the Partnership may be restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Big Walnut Apartments for a total of approximately $100,000 to $251,000. As of March 31, 2002, the reserve account balance was approximately $251,000 for Big Walnut Apartments.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates currently own
610.25 limited partnership units in the Partnership representing 49.85% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.85% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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