Form 10QSB
period 2002-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2002-08-14
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                  Davidson Diversified Real Estate II, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $   739
   Receivables and deposits                                                      374
   Restricted escrows                                                            279
   Other assets                                                                  589
   Investment properties:
      Land                                                    $ 2,603
      Buildings and related personal property                   49,026
                                                                51,629
      Less accumulated depreciation                            (26,335)       25,294
                                                                            $ 27,275

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 320
   Tenant security deposit liabilities                                           155
   Accrued property taxes                                                        365
   Other liabilities                                                             489
   Due to affiliates                                                           7,973
   Mortgage notes payable                                                     25,885

Partners' Deficit
   General partners                                            $ (593)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (7,319)       (7,912)
                                                                            $ 27,275

         See Accompanying Notes to Consolidated Financial Statements


                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                              2002        2001         2002         2001
Revenues:                                                                        (Restated)
  Rental income                             $ 1,636      $ 1,561     $ 3,202      $ 3,108
  Other income                                   154         158          322          332
       Total revenues                          1,790       1,719        3,524        3,440

Expenses:
  Operating                                    1,008         781        1,779        1,650
  General and administrative                      85         119          175          207
  Depreciation                                   502         502          999          995
  Interest                                       413         510          811        1,044
  Property taxes                                 115          52          229          165
  Loss on early extinguishment of debt            --          --           --          554
       Total expenses                          2,123       1,964        3,993        4,615

       Net loss                              $ (333)     $ (245)      $ (469)     $ (1,175)

Net loss allocated to general
  partners (2%)                               $ (6)       $ (5)        $ (9)       $ (23)
Net loss allocated to limited
  partners (98%)                                (327)       (240)        (460)      (1,152)

                                             $ (333)     $ (245)      $ (469)     $ (1,175)

Net loss per limited partnership unit       $(267.10)   $(196.04)    $(375.74)    $(940.98)

         See Accompanying Notes to Consolidated Financial Statements


                  Davidson Diversified Real Estate II, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2001                  1,224.25        $ (584)     $(6,859)   $(7,443)

Net loss for the six months
   ended June 30, 2002                      --            (9)        (460)      (469)

Partners' deficit at
   June 30, 2002                      1,224.25        $ (593)     $(7,319)   $(7,912)

         See Accompanying Notes to Consolidated Financial Statements


                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                   2002        2001
Cash flows from operating activities:
  Net loss                                                        $ (469)    $(1,175)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                     999        995
     Amortization of discounts and loan costs                         184        127
     Loss on early extinguishment of debt                              --        554
     Change in accounts:
      Receivables and deposits                                       (181)       (66)
      Other assets                                                    (94)      (123)
      Accounts payable                                               (396)       574
      Tenant security deposit liabilities                              16        (31)
      Accrued property taxes                                          (91)       (87)
      Other liabilities                                               132       (294)
      Due to affiliate                                                149        (85)
         Net cash provided by operating activities                    249        389

Cash flows from investing activities:
  Property improvements and replacements                           (4,182)    (1,630)
  Net (deposits to) withdrawals from restricted escrows               (49)       161
         Net cash used in investing activities                     (4,231)    (1,469)

Cash flows from financing activities:
  Advances from affiliates                                          2,587      3,847
  Payments on advances from affiliates                                (77)        --
  Payments on mortgage notes payable                                 (255)      (235)
  Proceeds from mortgage note payable                               1,742      5,554
  Repayment of mortgage note payable                                   --     (7,812)
  Prepayment penalty                                                   --       (359)
  Loan costs paid                                                     (19)      (475)
         Net cash provided by financing activities                  3,978        520

Net decrease in cash and cash equivalents                              (4)      (560)
Cash and cash equivalents at beginning of period                      743      1,130

Cash and cash equivalents at end of period                         $ 739      $ 570

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 807     $ 1,033
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ --        $ 42

At December 31, 2001 approximately $850,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2002.

         See Accompanying Notes to Consolidated Financial Statements


                  Davidson Diversified Real Estate II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Reflections Apartments (see "Note C") in operations rather than as an extraordinary item.

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

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $178,000 and $177,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $730,000 and $135,000 for the six months ended June 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $560,000 and $4,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. At June 30, 2002, the amount of the outstanding loans and accrued interest to cover operational expenses was approximately $4,196,000 and the amount of the outstanding loan and accrued interest to assist the refinancing was approximately $3,777,000. Both amounts are included in Due to affiliates on the accompanying consolidated balance sheet. Interest is charged at prime plus 1%. Interest expense was approximately $186,000 and $226,000 for the six months ended June 30, 2002 and 2001, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments.

The Partnership accrued a real estate commission of $18,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ended December 31, 1999 which is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $105,000 and $116,000, respectively, for insurance coverage and fees associated with policy claims administration which is included in operating expenses.

Note C - Refinancing of Mortgage Note Payable

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be July 2004. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the six months ended June 30, 2002 the lender advanced Reflections Apartments an additional $1,742,000. Subsequent advances of up to $2,973,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (4.64% at June 30, 2002). Due to the rehabilitation project, approximately $367,000 and $129,000 of the interest expense for the six months ended June 30, 2002 and 2001, respectively, was capitalized. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $469,000 during the year ended December 31, 2001. Additional loan costs of approximately $19,000 were incurred during the six months ended June 30, 2002. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized a loss on early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write-off of unamortized loan costs and mortgage discounts of approximately $195,000.

Note D - Casualty

During October 2001, a fire occurred at Reflections Apartments. Negotiations concerning this casualty are ongoing with the insurance carrier. No insurance proceeds have been received as of June 30, 2002, and thus the financial statement impact cannot be practicably determined at this time. The Partnership does not expect to realize a loss from this event.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                     Average Occupancy
                                                      2002       2001
      Big Walnut Apartments
         Columbus, Ohio (1)                           96%         82%
      LaFontenay I & II Apartments
         Louisville, Kentucky (2)                     86%         92%
      The Trails Apartments
         Nashville, Tennessee                         94%         93%
      Reflections Apartments (formerly
         Greensprings Manor Apartments)
         Indianapolis, Indiana (3)                    41%         41%

(1) The Managing General Partner attributes the increase in occupancy at Big Walnut Apartments to an improved job market and reduced average rental rates.

(2) The Managing General Partner attributes the decrease in occupancy at LaFontenany I & II Apartments to poor market conditions and tenants buying homes due to low interest rates.

(3) The low occupancy at Reflections Apartments is due to rehabilitation at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract desirable tenants. As of June 30, 2002 51.03% of the units cannot be rented due to the rehabilitation.

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2002 was approximately $333,000 and $469,000, respectively, as compared to a net loss for the three and six months ended June 30, 2001 of approximately $245,000 and $1,175,000, respectively. The decrease in net loss for the six months ended June 30, 2002 was primarily due to a decrease in total expenses and an increase in total revenues. The increase in net loss for the three months ended June 30, 2002 was primarily due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses decreased for the six months ended June 30, 2002 due to decreases in the loss from early extinguishment of debt, interest and general and administrative expenses partially offset by increases in operating and property tax expenses. Total expenses increased for the three months ended June 30, 2002 due to increases in operating and property tax expenses partially offset by decreases in interest and general and administrative expenses. The loss on early extinguishment of debt relates to the refinancing of the mortgage encumbering Reflections Apartments in January 2001 as discussed in "Liquidity and Capital Resources". Interest expense decreased for the three and six months ended June 30, 2002 due to the new financing at Reflections Apartments with variable rate interest that is lower than the 7.60% rate on the old mortgage. In addition, a portion of the interest on the debt at Reflections Apartments has been capitalized as part of the renovation project. Interest on advances from the Managing General Partner decreased even though the principal balance increased due to a lower average interest rate. These decreases were partially offset by increased loan cost amortization at Reflections Apartments. Operating expenses increased for the three and six months ended June 30, 2002 primarily due to increases in property and insurance expenses partially offset by reduced administrative and maintenance expenses. Property expenses increased due to increased utility, payroll and related benefits expenses at Reflections Apartments. Insurance expense increased due to increased insurance premiums at all of the Partnership's properties. Administrative expense decreased due to reduced contract courtesy patrol expense at Reflections Apartments. Maintenance expense decreased due to operating costs capitalized as part of the renovation project at Reflections Apartments and insurance proceeds received at LaFontenay Apartments during 2002 partially offset by increased contract labor expenses at Reflections and LaFontenay Apartments. Property tax expense increased for the three and six months ended June 30, 2002 due to a prior year tax refund at Reflections and Big Walnut Apartments during 2001 and an increase in tax rate and assessed value at The Trails Apartments. General and administrative expenses decreased for the three and six months ended June 30, 2002 primarily due to reduced taxes and professional fees associated with administration of the Partnership. Included in general and administrative expenses at both June 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2002 and 2001 are the costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three and six months ended June 30, 2002 primarily due to an increase in rental income. Rental income increased due to an increase in occupancy at Big Walnut Apartments and an increase in the average rental rate at Reflections Apartments and reduced concessions at Big Walnut, LaFontenay and The Trails Apartments, which were partially offset by a decrease in occupancy at LaFontenay Apartments and a decrease in average rental rates at Big Walnut, LaFontenay and The Trails Apartments.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $739,000 as compared to approximately $570,000 at June 30, 2001. Cash and cash equivalents decreased approximately $4,000 since December 31, 2001 primarily due to approximately $4,231,000 of cash used in investing activities which was largely offset by approximately $3,978,000 of cash provided by financing activities and approximately $249,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts. Cash provided by financing activities consisted of advances from affiliates and additional proceeds from the construction note encumbering Reflections Apartments partially offset by principal payments on the mortgages encumbering the Partnership's properties, payments on advances from affiliates and additional loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $124,000 during the current year which consists of structural improvements, appliances, air conditioning unit and floor covering replacements, and heating and water/sewer upgrades. The Partnership has completed approximately $77,000 in capital expenditures at Big Walnut Apartments as of June 30, 2002 consisting primarily of floor covering replacements and structural improvements. These improvements were funded primarily from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

LaFontenay I & II Apartments: The property has budgeted, but is not limited to, capital improvements of approximately $84,000 during the current year which consists of floor covering, appliance, painting and HVAC replacements. The Partnership has completed approximately $104,000 in budgeted and unbudgeted capital expenditures at LaFontenay I & II Apartments as of June 30, 2002, consisting primarily of structural improvements, HVAC, floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The Trails: The property has budgeted, but is not limited to, capital improvements of approximately $89,000 during the current year which consists of swimming pool improvements, water heater and floor covering replacements and major landscaping. The Partnership has completed approximately $32,000 in capital expenditures at The Trails Apartments as of June 30, 2002, consisting primarily of floor covering replacements. These improvements were funded primarily from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Reflections: In January 2001, the Managing General Partner refinanced the mortgage encumbering this property. The proceeds are being used to fund the rehabilitation project for this property with an anticipated completion in July 2004. The Managing General Partner is currently evaluating the capital spending required to complete the rehabilitation project during 2002. The Partnership has completed approximately $3,119,000 in capital expenditures at Reflections Apartments during the six months ended June 30, 2002, consisting primarily of architect and consultant fees, development services, furniture and fixtures, water submetering and structural improvements. These improvements were funded primarily from refinancing proceeds and operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and further refinancing proceeds.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or further refinancing proceeds. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $25,885,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to December 1, 2009. The mortgage indebtedness at Big Walnut Apartments of approximately $4,128,000, net of discount, is amortized over 120 months with a balloon payment of approximately $4,061,000 due on November 25, 2002. The Partnership is currently planning on refinancing the debt encumbering Big Walnut Apartments prior to its November 2002 maturity. If the property cannot be refinanced, the Registrant will risk losing such property through foreclosure.

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be July 2004. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the six months ended June 30, 2002 the lender advanced Reflections Apartments an additional $1,742,000. Subsequent advances of up to $2,973,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (4.64% at June 30, 2002). Due to the rehabilitation project, approximately $367,000 and $129,000 of the interest expense for the six months ended June 30, 2002 and 2001, respectively, was capitalized. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $469,000 during the year ended December 31, 2001. Additional loan costs of approximately $19,000 were incurred during the six months ended June 30, 2002. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized a loss on early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write-off of unamortized loan costs and mortgage discounts of approximately $195,000.

No cash distributions were made during the six months ended June 30, 2002 or 2001. The Registrant's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the rehabilitation project at Reflections Apartments and the significant amounts due to the Managing General Partner at June 30, 2002, it is not anticipated that the Partnership will make distributions in the foreseeable future. In addition, the Partnership may be restricted from making distributions by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Big Walnut Apartments for a total of approximately $100,000 to $251,000. As of June 30, 2002, the reserve account balance was approximately $252,000 for Big Walnut Apartments.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620 limited partnership units in the Partnership representing 50.65% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P. to acquire all of the units not owned by affiliates of AIMCO for a purchase price of $2,393.00 per unit expired. Pursuant to this offer, AIMCO acquired 9.50 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.65% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 3.1, Partnership Agreement dated June 11, 1984, as amended is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated October 16, 1984 as filed with the Commission pursuant to Rule 424(b) under the Act.

                  Exhibit 3.2, Amendment No. 1 to the Partnership dated August 1, 1985 is incorporated by reference to Exhibit 3B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

                  Exhibit 4.1, Certificate of Limited Partnership dated June 11, 1984 is incorporated by reference to Exhibit 4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                  Exhibit 4.2, Certificate of Amendment of Limited Partnership dated July 17, 1984 is incorporated by reference to Exhibit 4A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                  Exhibit 4.3, Restated Certificate of Limited Partnership dated October 5, 1984 is incorporated by reference to Exhibit 4B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.


                                    By:   Davidson Diversified Properties, Inc.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.