Form 10KSB
period 2002-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2003-03-31
CIK 750258

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                   For the fiscal year ended December 31, 2002

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

                                 (864) 239-1000
                            Issuer's telephone number


               Securities registered under Section 12(b) of the Exchange Act:

                                      None

               Securities registered under Section 12(g) of the Exchange Act:

                          Units of Limited Partnership
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $5,516,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The offering of the Registrant's limited partnership units (the "Units") commenced on October 16, 1984, and terminated on October 15, 1985. The Registrant received gross proceeds from the offering of $24,485,000 and net proceeds of $21,760,500. Upon termination of the offering, the Registrant had accepted subscriptions for 1,224.25 Units. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Registrant acquired eight existing multifamily residential and commercial properties of which two have been sold and two have been foreclosed upon by the mortgage holder. The last commercial shopping center was sold on December 30, 1999. As of December 31, 2002, the Registrant owned and operated four multifamily residential properties including one property held for sale which are further described in "Item 2. Description of Properties".

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2002 and 2001.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Registrant's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this Form 10-KSB.

Item 2.     Description of Properties

The following table sets forth the Registrant's investments in properties as of December 31, 2002:


                                    Date of
Property                            Purchase      Type of Ownership          Use

Big Walnut Apartments               03/28/85  Fee ownership subject to  Apartment -
  Columbus, Ohio                              first mortgage (1)        251 units

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

(2) The property is held by a Limited Partnership wholly owned by the Registrant.

On January 30, 2003, the Partnership sold Lafontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale during the first quarter of 2003 of approximately $5,470,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner (see "Note D"). In accordance with Statement of Financial Accounting Standards No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2002 and the operations of the property have been shown as income from discontinued operations for the years ended December 31, 2002 and 2001.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Big Walnut Apartments     $ 9,947      $ 6,177     5-25 yrs    S/L       $ 2,134

The Trails Apartments       9,764        5,853     5-25 yrs    S/L         2,100

Reflections Apartments     24,062        8,615     5-25 yrs    S/L        13,995

                          $43,773      $20,645                           $18,229

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Registrant's capitalization and depreciation policies.

The gross carrying value, accumulated depreciation, and federal tax basis of Lafontenay I and II Apartments, which is classified as assets held for sale as of December 31, 2002, was approximately $10,492,000, $6,597,000 and $2,402,000, respectively.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity      Due At
        Property              2002        Rate    Amortized     Date       Maturity
                         (in thousands)                                 (in thousands)

Big Walnut Apartments
  1st mortgage              $ 5,720        (1)   360 months   09/16/07     $ 5,042

The Trails Apartments
  1st mortgage                4,961       (2)    240 months   12/01/09       2,973

Reflections Apartments
  1st mortgage (3)           10,626       (3)        (3)      01/01/04       9,997
Totals                       21,307                                        $18,012
Less unamortized
  discounts                    (872)

Total                       $20,435

The loan encumbering Lafontenay I and II Apartments of approximately $6,907,000, included in liabilities related to assets held for sale, was repaid subsequent to December 31, 2002. See "Item 7. Financial Statements - Note G - Subsequent Event".


(1) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index ("DMBS") plus 85 basis points. The rate at December 31, 2002 was 2.16%.

(2) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2002 was 4.60%.

(3) On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be July 2004. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the year ended December 31, 2002 the lender advanced Reflections Apartments an additional $1,741,000. Subsequent advances of up to $2,973,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (4.18% at December 31, 2002). Due to the rehabilitation project, approximately $769,000 and $585,000 of the interest expense for the years ended December 31, 2002 and 2001, respectively, was capitalized. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $469,000 during the year ended December 31, 2001. Additional loan costs of approximately $19,000 were incurred during the year ended December 31, 2002. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized a loss on early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write-off of unamortized loan costs and mortgage discounts of approximately $195,000.

See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $17,000 due to the write-off of unamortized loan costs. In addition, $85,000 was deposited in an escrow account to be used to complete required repairs.

Big Walnut Apartments was initially refinanced during 2002 under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 points and was due monthly.

During December 2002, the Interim Credit Facility encumbering Big Walnut Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loan is the Fannie Mae DMBS index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                          Average Annual             Average
                                           Rental Rates             Occupancy
                                            (per unit)
Property                                 2002        2001        2002       2001

Big Walnut Apartments (1)               $6,948      $7,135        96%        86%
The Trails Apartments                    7,296       7,637        94%        94%
Reflections Apartments (2)               6,480       5,909        45%        37%

(1) The Managing General Partner attributes the increase in occupancy at Big Walnut Apartments to new emphasis on marketing to the local community, an improved job market and reduced average rental rates.

 (2) The Managing General Partner attributes the increase in occupancy at Reflections Apartments to completion of some of the units under construction at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract additional tenants. At December 31, 2002, 52.9% of the units cannot be rented due to the construction.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 2002, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                                2002            2002
                                                Taxes           Rates
                                           (in thousands)

       Big Walnut Apartments                    $ 135           5.89%
       The Trails Apartments                      132           3.84%
       Reflections Apartments                     235           2.79%

Capital Improvements

Big Walnut Apartments:

During the year ended December 31, 2002, the Partnership completed approximately $191,000 of capital expenditures at Big Walnut Apartments consisting primarily of floor covering and air conditioning unit replacements, structural improvements, office computers, and survey fees. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year and currently expects to budget approximately $75,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

LaFontenay I & II Apartments:

During the year ended December 31, 2002, the Partnership completed approximately $225,000 in capital expenditures at LaFontenay I & II Apartments consisting primarily of structural improvements, water heater and natural gas line upgrades, and floor covering, air conditioning unit, and roofing replacements. These improvements were funded from operating cash flow and replacement reserves. Subsequent to December 31, 2002, LaFontenay Apartments was sold to an unrelated party.

The Trails:

During the year ended December 31, 2002, the Partnership completed approximately $92,000 in capital expenditures at The Trails Apartments consisting primarily of floor covering replacements, water heater upgrades, major landscaping, and structural improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year and currently expects to budget approximately $74,000 for The Trails. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Reflections:

During the year ended December 31, 2002, the Partnership completed approximately $5,587,000 in capital expenditures at Reflections Apartments consisting primarily of architect and consultant fees, development services, building construction, furniture and fixtures, water submetering and structural improvements. These expenditures included capitalized construction period interest of approximately $769,000, tax and insurance expenses of approximately $162,000 and other construction period expenses of approximately $431,000. These improvements were funded primarily from a construction loan, loans from the Managing General Partner and operating cash flow. In January 2001, the Managing General Partner refinanced the mortgage encumbering this property. The proceeds are being used to fund the rehabilitation project for this property which is anticipated to be completed by the end of 2003. The Partnership has budgeted approximately $6,589,000 for 2003 to complete this project. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property and further refinancing proceeds.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 Limited Partnership Units ("Units") aggregating $24,485,000. As of December 31, 2002 there were 796 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 620.25 units or 50.66% at December 31, 2002. There is no established market for the Units and it is not anticipated that any will develop in the future.

No distributions were made to the partners during 2002 or 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. In light of the rehabilitation project at Reflections apartments and the significant amount due to the Managing General Partner at December 31, 2002, it is not anticipated that the Partnership will make distributions in the foreseeable future. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units in the Partnership representing 50.66% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net loss for the year ended December 31, 2002 was approximately $166,000 as compared to a net loss of approximately $1,448,000 for the year ended December 31, 2001. The decrease in net loss for the year ended December 31, 2002 was primarily due to a decrease in total expenses and an increase in total revenues, partially offset by an increase in loss from discontinued operations.

On January 30, 2003, the Partnership sold Lafontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale during the first quarter of 2003 of approximately $5,470,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. In accordance with SFAS 144, LaFontenay I and II Apartments is considered as held for sale as of December 31, 2002. As a result, the accompanying consolidated statements of operations (restated as of January 1, 2001 for the year ended December 31, 2001) reflect the operations of LaFontenay I and II Apartments as loss from discontinued operations. The consolidated balance sheet reflects the assets and liabilities of LaFontenay I and II Apartments as assets held for sale and liabilities related to assets held for sale, respectively.

The loss from continuing operations at December 31, 2002 was approximately $15,000 as compared to a net loss of approximately $1,427,000 for the year ended December 31, 2001. The decrease in net loss from continuing operations was due to a decrease in total expenses and an increase in total revenues. The increase in loss from discontinued operation was due to a decrease in total revenues, partially offset by a decrease in total expenses at LaFontenay I and II Apartments. Total revenues decreased due to reduced occupancy and lower average rental rates at the property. Total expenses decreased primarily due to reduced property tax expense partially offset by increased depreciation expense. Property tax expense decreased due to a prior year tax adjustment paid in 2001. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated.

The decrease in total expenses is due to a decrease in loss on early extinguishment of debt and decreases in interest and general and administrative expenses partially offset by an increase in operating and property tax expenses. The losses on early extinguishment of debt for 2002 and 2001 relate to the refinancing of the mortgages encumbering Big Walnut Apartments in September 2002 and Reflections Apartments in January 2001 as discussed in "Liquidity and Capital Resources". Interest expense decreased due to the increase in capitalization of interest at Reflections Apartments and the refinancing of the mortgage encumbering Big Walnut Apartments at a lower interest rate. These decreases were partially offset by an increase in interest on advances from the Managing General Partner due to increased debt balances. General and administrative expenses decreased primarily due to reduced partnership taxes and professional fees associated with administration of the Partnership and reduced costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses increased due to increases in property expense partially offset by decreases in administrative, maintenance, and advertising expense. Property expense increased due to increases in utilities and payroll and related benefits expenses, primarily at Reflections Apartments. Administrative expense decreased primarily due to a decrease in contract security patrol expense at Reflections Apartments. Maintenance expense decreased at all of the Partnership's properties due to the increased capitalization of certain direct and indirect costs, primarily payroll related costs (see "Item 7. Financial Statements - Note A - Organization and Significant Accounting Policies"). Advertising expense decreased primarily due to a decrease in periodical advertising at Big Walnut and The Trails Apartments. Property tax expense increased due to prior year tax refunds received at Reflections and Big Walnut Apartments during 2001 partially offset by an increase in capitalized taxes at Reflections Apartments.

Total revenues increased primarily due to an increase in rental income and to a casualty gain recorded at Reflections Apartments during 2002. Rental income increased primarily due to an increase in occupancy at Reflections, and Big Walnut Apartments and an increase in the average rental rate at Reflections Apartments, which were partially offset by a decrease in average rental rates at Big Walnut and The Trails Apartments. The net casualty gain that was recorded at Reflections Apartments related to a fire that occurred in October 2001. The gain was the result of insurance proceeds of approximately $204,000 less the net book value of the damaged property of approximately $45,000. The proceeds are being held in escrow by the lender until the repairs are completed and are included in receivables and deposits on the accompanying consolidated balance sheet.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $591,000 as compared to approximately $743,000 on December 31, 2001. Cash and cash equivalents decreased approximately $152,000 since December 31, 2001 primarily due to approximately $6,273,000 of cash used in investing activities, partially offset by $4,490,000 of cash provided by financing activities and $1,631,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from restricted escrow accounts. Cash provided by financing activities consisted of advances from affiliates, additional proceeds from the construction note encumbering Reflections Apartments, and proceeds from the refinance of Big Walnut Apartments, partially offset by principal payments on the mortgages encumbering the Partnership's properties, payments on advances from affiliates, repayment of mortgage notes payable, and loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $17,000 due to the write-off of unamortized loan costs. In addition, $85,000 was deposited in an escrow account to be used to complete required repairs.

Big Walnut Apartments was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 points and was due monthly.

During December 2002, the Interim Credit Facility encumbering Big Walnut Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loan is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be July 2004. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the year ended December 31, 2002 the lender advanced Reflections Apartments an additional $1,741,000. Subsequent advances of up to $2,973,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points (4.18% at December 31, 2002). Due to the rehabilitation project, approximately $769,000 and $585,000 of the interest expense for the years ended December 31, 2002 and 2001, respectively, was capitalized. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $469,000 during the year ended December 31, 2001. Additional loan costs of approximately $19,000 were incurred during the year ended December 31, 2002. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized a loss on early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write-off of unamortized loan costs and mortgage discounts of approximately $195,000.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Reflections Apartments in 2001 and at Big Walnut Apartments in 2002 in operations rather than as extraordinary items.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $6,738,000 for the Partnership's investment properties. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or further refinancing proceeds. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $20,435,000, net of discount, is amortized over varying periods with required balloon payments ranging from January 2004 to December 2009. The mortgage indebtedness of approximately $6,907,000 on LaFontenay I and II
Apartments was repaid subsequent to December 31, 2002 (see "Item 7. Financial Statements - Note G Subsequent Event"). The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the years ended December 31, 2002 or 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. In light of the rehabilitation project at Reflections Apartments and the significant amounts due to the Managing General Partner at December 31, 2002, it is not anticipated that the Partnership will make distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units in the Partnership representing 50.66% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less and the Partnership fully reserves all balances outstanding over thirty days. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate II, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate II, L.P. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003


                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 591
   Receivables and deposits                                                      439
   Restricted escrows                                                             85
   Other assets                                                                  469
   Investment properties (Notes B & E):
      Land                                                    $ 1,953
      Buildings and related personal property                   41,820
                                                                43,773
      Less accumulated depreciation                            (20,645)       23,128

      Assets held for sale (Note G)                                            4,046

                                                                            $ 28,758


Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                           640
      Tenant security deposit payable                                            117
      Accrued property taxes                                                     527
      Other liabilities                                                          394
      Due to an affiliate (Note D)                                             7,133
      Mortgage notes payable (Note B)                                         20,435
      Liabilities related to assets held
        for sale (Note G)                                                      7,121

Partners' Deficit
   General partners                                            $ (587)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (7,022)       (7,609)
                                                                            $ 28,758

                See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                   Years Ended

                                                                  December 31,
                                                             2002              2001
                                                                            (Restated)
Revenues:
  Rental income                                            $ 4,875           $ 4,419
  Other income                                                  482               381
  Casualty gain (Note F)                                        159                --
       Total revenues                                         5,516             4,800

Expenses:
  Operating                                                   2,331             2,189
  General and administrative                                    344               500
  Depreciation                                                1,472             1,492
  Interest                                                      973             1,183
  Property taxes                                                394               309
  Loss on early extinguishment of debt (Note B)                  17               554
       Total expenses                                         5,531             6,227

Loss from continuing operations                             $ (15)           $ (1,427)

Loss from discontinued operations                              (151)              (21)
Net loss (Note C)                                          $ (166)           $ (1,448)

Net loss allocated to general partners (2%)                 $ (3)             $ (29)
Net loss allocated to limited partners (98%)                   (163)           (1,419)
                                                           $ (166)           $ (1,448)

Per limited partnership unit:

  Loss from continuing operations                          $ (12.25)       $(1,141.92)
  Loss from discontinued operations                         (120.89)           (17.16)
     Net loss                                             $ (133.14)       $(1,159.08)


                See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,224.25       $ 1       $24,485    $24,486

Partners' deficit at
  December 31, 2000                      1,224.25      $ (555)    $(5,440)   $(5,995)

Net loss for the year ended
  December 31, 2001                            --         (29)     (1,419)    (1,448)

Partners' deficit at
  December 31, 2001                      1,224.25        (584)     (6,859)    (7,443)

Net loss for the year ended
  December 31, 2002                            --          (3)       (163)      (166)

Partners' deficit at
  December 31, 2002                      1,224.25      $ (587)    $(7,022)   $(7,609)

                See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                     December 31,
                                                                    2002       2001
Cash flows from operating activities:
  Net loss                                                        $ (166)    $(1,448)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                   1,988      1,997
     Amortization of discounts and loan costs                         305        310
     Loss on early extinguishment of debt                              17        554
     Casualty gain                                                   (159)        --
     Change in accounts:
      Receivables and deposits                                       (109)        (7)
      Other assets                                                      6         --
      Accounts payable                                               (542)       351
      Tenant security deposit liabilities                              19         (3)
      Accrued property taxes                                           71        (32)
      Other liabilities                                               150       (307)
      Due to affiliate                                                 51
                                                                               (19)
         Net cash provided by operating activities                  1,631      1,396

Cash flows from investing activities:
  Property improvements and replacements                           (6,418)    (5,524)
  Net withdrawals from restricted escrows                             145        199
         Net cash used in investing activities                     (6,273)    (5,325)

Cash flows from financing activities:
  Advances from affiliates                                          2,783      3,778
  Payments on advances from affiliates                             (1,015)        --
  Payments on mortgage notes payable                                 (469)      (481)
  Proceeds from debt refinancing                                    7,462      8,885
  Repayment of mortgage notes payable                              (4,097)    (7,812)
  Prepayment penalty                                                   --       (359)
  Loan costs paid                                                    (174)      (469)
         Net cash provided by financing activities                  4,490      3,542

Net decrease in cash and cash equivalents                            (152)      (387)
Cash and cash equivalents at beginning of year                        743      1,130

Cash and cash equivalents at end of year                           $ 591      $ 743

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,892    $ 2,039

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 527      $ 850
  Insurance proceeds in receivables and deposits                   $ 204       $ --

                See Accompanying Notes to Consolidated Financial Statements


                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Davidson Diversified Properties, Inc (the "Managing General Partner"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO, a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2002, the Partnership operates four apartment properties located in or near major urban areas in the United States, including one property held for sale.

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

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the years ended December 31, 2002 or 2001.

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

Restricted Escrows

      Repair Escrow - At the time of the refinancing of Big Walnut Apartments in 2002, the Partnership was required to establish a repair escrow of approximately $85,000 to be used to complete required repairs. The balance in this account at December 31, 2002 was $85,000.

      Reserve Account - A general Reserve Account of $203,000 was established with the 1992 refinancing proceeds for Big Walnut Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the property to the reserve account until the reserve account equaled a minimum of $400 per apartment up to a maximum of $1,000 per apartment ($100,000 to $251,000). Upon the refinance of the property during 2002 the balance in this account was returned to the Partnership.

Investment Properties

Investment properties consist of four apartment complexes, including one apartment complex held for sale at December 31, 2002, and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs and maintenance and apartment turnover costs are expensed as incurred. The Partnership capitalized interest costs of approximately $769,000, tax and insurance expenses of approximately $162,000, and other construction period expenses of approximately $431,000 during the year ended December 31, 2002 with respect to the renovation project that is currently in process at Reflections Apartments. Total interest expense incurred before recognition of the capitalized amount was approximately $2,278,000 for the year ended December 31, 2002.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $85,000 in 2002 compared to 2001.

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

Loan Costs

Loan costs of approximately $770,000 less accumulated amortization of approximately $390,000 are included in other assets and are being amortized on the straight-line method over the life of the respective loans. Amortization expense was approximately $209,000 for the year ended December 31, 2002. Loan cost amortization is included in interest expense in the accompanying statements of operations. Amortization expense is expected to be approximately $224,000 in 2003, $53,000 in 2004, $37,000 in 2005 and 2006 and $29,000 in 2007.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $449,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs

Advertising costs of continuing operations of approximately $96,000 and $117,000 for the years ended December 31, 2002 and 2001, respectively, are charged to operating expense as incurred.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2002, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Use of Estimates

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. In accordance with SFAS 144 LaFontenay I and II Apartments is considered as assets held for sale as of December 31, 2002. As a result, the accompanying consolidated statements of operations restated as of January 1, 2001 for the year ended December 31, 2001 reflect the operations of LaFontenay I and II Apartments as loss from discontinued operations. The consolidated balance sheet reflects the assets and liabilities of LaFontenay I and II Apartments as assets held for sale and liabilities related to assets held for sale, respectively. Approximately $1,849,000 and $2,025,000 in revenues is included in the loss from discontinued operations of LaFontenay I and II Apartments for the years ended December 31, 2002 and 2001, respectively.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Reflections Apartments in 2001 and at Big Walnut Apartments in 2002 in operations rather than as extraordinary items.

52


Note B - Mortgage Notes Payable


                            Principal     Monthly                           Principal
                           Balance At     Payment    Stated                  Balance
                          December 31,   Including  Interest   Maturity      Due At
        Property              2002       Interest     Rate       Date       Maturity
                               (in thousands)                            (in thousands)
Big Walnut Apartments
  1st mortgage               $ 5,720       $ 22        (1)      9/16/07      $ 5,042

The Trails Apartments
  1st mortgage                 4,961           39      (2)     12/01/09        2,973

Reflections Apartments
  1st mortgage                10,626           93      (3)     01/01/04        9,997
                              21,307       $ 154                             $18,012
Less unamortized
  discounts                     (872)

Total                        $20,435

The mortgage note payable encumbering LaFontenay I and II Apartments of approximately $6,907,000 included in liabilities related to investment property assets held for sale was repaid subsequent to December 31, 2002 (see Note G - Subsequent Event).

(1) Adjustable interest rate is based on Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2002, was 2.16%.

(2) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2002 was 4.60%.

(3) Interest rate is based on LIBOR (which changes monthly) plus 280 basis points. The rate at December 31, 2002 was 4.18%.

The mortgage discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.00% for The Trails Apartments.

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

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $17,000 due to the write-off of unamortized loan costs. In addition, $85,000 was deposited in an escrow account to be used to complete required repairs.

Big Walnut Apartments was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of three months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans. During the three month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 points and was due monthly.

During December 2002, the Interim Credit Facility encumbering Big Walnut Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.16% at December 31, 2002 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount is $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. Prior to the initial advance, the Managing General Partner loaned the Partnership approximately $3,673,000 in order for the Partnership to close the refinancing of the property. This amount will be repaid from the further refinancing that will occur after the completion of the rehabilitation project, estimated to be July 2004. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the year ended December 31, 2002 the lender advanced Reflections Apartments an additional $1,741,000. Subsequent advances of up to $2,973,000 will also be made to cover renovation work that is needed at the property. The new loan matures in January 2004, with 2 one-year extension options. Interest payments started in February 2001 based on LIBOR plus 280 basis points. Due to the rehabilitation project, approximately $769,000 and $585,000 of the interest expense for the years ended December 31, 2002 and 2001, respectively, was capitalized. In addition, monthly cash flow payments will be made to the lender until the anticipated completion date of the renovations. If any amount remains from these advances on the completion date of the renovation, it will be applied to the principal balance. Principal payments will begin in February 2003, and monthly deposits into a replacement reserve will be required. In connection with the refinancing, the Partnership incurred loan costs of approximately $469,000 during the year ended December 31, 2001. Additional loan costs of approximately $19,000 were incurred during the year ended December 31, 2002. These loan costs are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan is collateralized by the property as well as the interest of both the Partnership and Davidson
Diversified Properties, Inc. in AIMCO Greensprings L.P. The new mortgage replaced a first mortgage of approximately $7,518,000 and a second mortgage of approximately $294,000. The Partnership recognized a loss on early extinguishment of debt of approximately $554,000 consisting of a prepayment penalty of approximately $359,000 and the write-off of unamortized loan costs and mortgage discounts of approximately $195,000.

Mortgages are nonrecourse and are collateralized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):


                         2002              $ 1,013
                         2003               10,395
                         2004                  413
                         2005                  429
                         2006                5,450
                         Thereafter          3,607
                                           $21,307

Note C- Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands, except per unit data):

                                           2002              2001

Net loss as reported                    $  (166)         $   (1,448)
Add (deduct)
  Casualty                                  (92)                --
  Depreciation differences                  212                 109
  Amortization of discounts                  63                  87
  Unearned income                           105                  15
  Miscellaneous                             (67)                123

Federal taxable income (loss)          $     55          $   (1,114)

Federal taxable income (loss) per
  limited partnership unit             $  43.65          $(2,180.62)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                          $ (7,609)
Land and buildings                                      3,128
Accumulated depreciation                               (9,520)
Other                                                     802

Net liabilities - Federal tax basis                  $(13,199)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $359,000 and $341,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $815,000 and $465,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $576,000 and $192,000 for the years ended December 31, 2002 and 2001, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $57,000 for loan costs related to the refinancing of Big Walnut Apartments during the year ended December 31, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. At December 31, 2002, the amount of the outstanding loans and accrued interest to cover operational expenses was approximately $3,649,000 and the amount of the outstanding loan and accrued interest to assist in the refinancing was approximately $3,484,000. Both amounts are included in Due to affiliates on the accompanying consolidated balance sheet. Interest is charged at prime plus 1%. Interest expense was approximately $402,000 and $416,000 for the years ended December 31, 2002 and 2001, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments. In connection with the subsequent sale of LaFontenay I and II Apartments, approximately $1,908,000 of the outstanding loans were paid to the Managing General Partner subsequent to December 31, 2002.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ended December 31, 1999. Approximately $18,000 is accrued at December 31, 2002 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $155,000 and $116,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units in the Partnership representing 50.66% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings        Net Cost
                                                       and Related     Capitalized
                                                        Personal      Subsequent to
  Apartment Properties      Encumbrances      Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Big Walnut Apartments         $ 5,720        $ 520       $ 6,505         $ 2,922
The Trails Apartments           4,961           586        7,054           2,124
Reflections Apartments         10,626           847        9,684          13,531
                               21,307
Less unamortized
  Discounts                      (872)

Total                         $20,435       $ 1,953      $23,243         $18,577

                          Gross Amount At Which Carried
                              At December 31, 2002
                                 (in thousands)

                            Buildings
                            And
                             Related
                             Personal          Accumulated   Date of     Date   Depreciable
    Description      Land    Property   Total  DepreciationConstructionAcquired Life-Years

Apartment
Properties
Big Walnut           $ 520   $ 9,427   $ 9,947   $ 6,177      1971     03/28/85    5/25
The Trails             586     9,178     9,764     5,853    1984-1985  08/30/85    5/25
Reflections            847    23,215    24,062     8,615    1970-1975  09/30/85    5/25

Totals              $1,953   $41,820   $43,773   $20,645


Reconciliation of "investment properties and accumulated depreciation"

                                              Years Ended December 31,
                                                 2002          2001
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $48,297       $41,923
    Property improvements                         6,095         6,374
    Write-offs                                     (127)           --
    Investment property held for sale           (10,492)       ______
Balance at end of year                          $43,773       $48,297

Accumulated Depreciation
Balance at beginning of year                    $25,336       $23,339
    Additions charged to expense                  1,988         1,997
    Write-offs                                      (82)           --
    Investment property held for sale            (6,597)       ______
Balance at end of year                          $20,645       $25,336

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $57,393,000 and $50,966,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $36,762,000 and $34,986,000, respectively.

LaFontenay I and II Apartments, sold on January 30, 2003, is excluded from these schedules and is classified as held for sale at December 31, 2002. The gross carrying value and accumulated depreciation of LaFontenay I and II Apartments, which is classified as assets held for sale as of December 31, 2002, was $10,492,000 and $6,597,000, respectively.



Note F - Casualty Event

During the year ended December 31, 2002, a net casualty gain was recorded at Reflections Apartments. The casualty gain related to a fire that occurred at Reflections Apartments in October 2001. The gain was the result of insurance proceeds of approximately $204,000 less the net book value of the damaged property of approximately $45,000. The proceeds are being held in escrow by the lender until the repairs are completed and are included in receivables and deposits on the accompanying consolidated balance sheet.

Note G - Subsequent Event

On January 30, 2003, the Partnership sold Lafontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale during the first quarter of 2003 of approximately $5,470,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner (see "Note D"). In accordance with Statement of Financial Accounting Standards No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2002 and the operations of the property have been shown as income from discontinued operations for the years ended December 31, 2002 and 2001.

Note H - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Davidson Diversified Real Estate II, L.P. (the "Registrant" - or the "Partnership") does not have any directors or officers. The Managing General Partner of the Registrant is Davidson Diversified Properties, Inc. The names and ages of, as well as the position and officers held by the present executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or the director.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $49,000 and non-audit services (principally tax-related) of approximately $24,000.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

                 Entity                   Number of Units    Percentage

Cooper River Properties, LLC                  122.75           10.03%
  (an affiliate of AIMCO)
Insignia Properties, LP                        35.75            2.92%
  (an affiliate of AIMCO)
Davidson Diversified Properties, Inc.           0.25            0.02%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          461.50           37.69%
  (an affiliate of AIMCO)

Cooper River Properties, LLC, Insignia Properties, LP, and Davidson Diversified Properties, Inc., are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.


AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $359,000 and $341,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $815,000 and $465,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $576,000 and $192,000 for the years ended December 31, 2002 and 2001, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $57,000 for loan costs related to the refinancing of Big Walnut Apartments during the year ended December 31, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. At December 31, 2002, the amount of the outstanding loans and accrued interest to cover operational expenses was approximately $3,649,000 and the amount of the outstanding loan and accrued interest to assist in the refinancing was approximately $3,484,000. Both amounts are included in Due to affiliates on the accompanying consolidated balance sheet. Interest is charged at prime plus 1%. Interest expense was approximately $402,000 and $416,000 for the years ended December 31, 2002 and 2001, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments. In connection with the subsequent sale of LaFontenay I and II Apartments, approximately $1,908,000 of the outstanding loans were paid to the Managing General Partner subsequent to December 31, 2002

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ended December 31, 1999. Approximately $18,000 is accrued at December 31, 2002 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $155,000 and $116,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units (the "Units") in the Partnership representing 50.66% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.


Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.




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


                                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.


                                    By:   Davidson Diversified Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President and Director


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                              Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 28, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Diversified Real Estate II, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                   /s/Patrick J. Foye
                                   Patrick J. Foye
                                    Executive Vice President of Davidson
                                    Diversified Properties, Inc., equivalent
                                    of the chief executive officer
                                    of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Diversified Real Estate II, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

     10NN Multifamily Note secured by a Mortgage or Deed of Trust dated January 16, 2001 between AIMCO Greenspring, L.P. and Financial Services, Inc., a Delaware Corporation, is incorporated by reference to the exhibit filed with the Form 10-KSB dated December 31, 2001.

     10OO Multifamily Note secured by a Mortgage or Deed of Trust dated September 16, 2002, between Big Walnut, L.P. and GMAC Commercial Mortgage Corporation, a California Corporation, related to Big Walnut Apartments is incorporated by reference to the exhibit filed with the Form 10-QSB dated September 30, 2002.

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

99C  Certification of Chief Executive Officer and Chief Financial Officer.



Exhibit 99C


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                   /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.