Form 10QSB
period 2003-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2003-05-15
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-14483


                    Davidson Diversified Real Estate II, L.P.
             (Exact name of registrant as specified in its charter)



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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $   512
   Receivables and deposits                                                      617
   Restricted escrows                                                             85
   Other assets                                                                  408
   Investment properties:
      Land                                                    $ 1,953
      Buildings and related personal property                   43,365
                                                                45,318
      Less accumulated depreciation                            (21,057)       24,261
                                                                            $ 25,883

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 378
   Tenant security deposit liabilities                                           130
   Accrued property taxes                                                        499
   Other liabilities                                                             456
   Due to affiliates                                                           6,278
   Mortgage notes payable                                                     20,353

Partners' Deficit
   General partners                                            $ (167)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (2,044)       (2,211)
                                                                            $ 25,883

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                              Three Months Ended
                                                                  March 31,
                                                               2003           2002
Revenues:                                                                  (Restated)
  Rental income                                             $ 1,261         $ 1,147
  Other income                                                   215             122
       Total revenues                                          1,476           1,269

Expenses:
  Operating                                                      602             515
  General and administrative                                      81              90
  Depreciation                                                   376             369
  Interest                                                       155             263
  Property taxes                                                 132              92
       Total expenses                                          1,346           1,329

Income (loss) from continuing operations                         130             (60)

Loss from discontinued operations                               (202)            (76)
Gain on sale of discontinued operations (Note C)               5,470              --

Net income (loss)                                           $ 5,398          $ (136)

Net income (loss) allocated to general partners              $ 420            $ (3)
Net income (loss) allocated to limited partners                4,978            (133)

                                                            $ 5,398          $ (136)

Per limited partnership unit:
  Income (loss) from continuing operations                  $ 106.19        $ (48.19)
  Loss from discontinued operations                          (163.37)         (60.45)
  Gain on sale of discontinued operations                   4,123.34              --
       Net income (loss)                                   $4,066.16        $(108.64)

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2002                  1,224.25        $ (587)     $(7,022)   $(7,609)

Net income for the three months
   ended March 31, 2003                     --           420        4,978      5,398

Partners' deficit at
   March 31, 2003                     1,224.25        $ (167)     $(2,044)   $(2,211)

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March, 31
                                                                    2003        2002
Cash flows from operating activities:
  Net income (loss)                                               $ 5,398     $ (136)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     419        497
     Amortization of discounts and loan costs                          69         91
     Gain on sale of investment property                           (5,470)        --
     Loss on early extinguishment of debt                              68         --
     Change in accounts:
      Receivables and deposits                                       (111)       (64)
      Other assets                                                     29       (107)
      Accounts payable                                                 22       (387)
      Tenant security deposit liabilities                             (27)         8
      Accrued property taxes                                          (29)       (58)
      Other liabilities                                               (50)        73
      Due to affiliates                                                24        276
         Net cash provided by operating activities                    342        193

Cash flows from investing activities:
  Property improvements and replacements                           (1,978)    (2,917)
  Net proceeds from sale of investment property                     2,547         --
  Net deposits to restricted escrows                                   --        (39)
         Net cash provided by (used in) investing activities          569     (2,956)

Cash flows from financing activities:
  Advances from affiliates                                          1,393      1,200
  Payments on advances from affiliates                             (2,272)        --
  Payments on mortgage notes payable                                 (103)      (126)
  Proceeds from mortgage notes payable                                 --      1,737
  Loan costs paid                                                      (8)       (19)
         Net cash (used in) provided by financing activities         (990)     2,792

Net (decrease) increase in cash and cash equivalents                  (79)        29
Cash and cash equivalents at beginning of period                      591        743

Cash and cash equivalents at end of period                         $ 512      $ 772

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 376      $ 394

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 82        $ --
  Mortgage assumed by buyer on sale of investment property        $ 6,899      $ --

At December 31, 2002 approximately $527,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2003.

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of LaFontenay I and II Apartments as loss from discontinued operations.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64" which requires that gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at LaFontenay I and II Apartments (see "Note C") in loss from discontinued operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $76,000 and $87,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $70,000 and $628,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $559,000 for the three months ended March 31, 2003 and 2002, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. At March 31, 2003, the amount of the outstanding loans and accrued interest to cover operational expenses was approximately $2,970,000 and the amount of the outstanding loan and accrued interest to assist the refinancing was approximately $3,308,000. Both amounts are included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at prime plus 1% or 5.25% at March 31, 2003. Interest expense was approximately $88,000 and $83,000 for the three months ended March 31, 2003 and 2002, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments. In connection with the sale of LaFontenay I and II Apartments, a payment of approximately $2,272,000 was made on the outstanding loans to the Managing General Partner during the three months ended March 31, 2003.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ended December 31, 1999. Approximately $18,000 is accrued at March 31, 2003 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures most of its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $54,000 and $155,000, respectively. During 2003 the Partnership did not pay AIMCO or its affiliates for insurance coverage for Reflections Apartments.

Note C - Sale of Investment Property

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale during the first quarter of 2003 of approximately $5,470,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations in the accompanying financial statements. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner (see "Note B"). In accordance with Statement of Financial Accounting Standards No. 144, the operations of the property have been shown as loss from discontinued operations for the three months ended March 31, 2003 and 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                     Average Occupancy
                                                      2003       2002
      Big Walnut Apartments
         Columbus, Ohio (1)                           92%         97%
      The Trails Apartments
         Nashville, Tennessee                         94%         93%
      Reflections Apartments
         Indianapolis, Indiana (2)                    57%         35%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to layoffs, job transfers in the Columbus, Ohio area and lower mortgage rates.

(2) The low occupancy at Reflections Apartments is due to rehabilitation at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract desirable tenants. As of March 31, 2003, 32.50% of the units cannot be rented due to the rehabilitation. The increase in occupancy over the prior year is due to the completion of rehabilitated apartment units.

Results of Operations

The Registrant's net income for the three months ended March 31, 2003 was approximately $5,398,000 as compared to a net loss of approximately $136,000 for the three months ended March 31, 2002. The increase in net income was primarily due to a gain on the sale of LaFontenay I and II Apartments.

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

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of LaFontenay I and II Apartments as loss from discontinued operations.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64" which requires that gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at LaFontenay I and II Apartments (see "Note C") in loss from discontinued operations rather than as an extraordinary item.

The  income  from  continuing  operations  at March 31,  2003 was  approximately
$130,000 as compared to a loss from continuing operations of approximately $60,000 for the three months ended March 31, 2002. The increase in income from continuing operations was due to an increase in total revenues partially offset by a slight increase in total expenses. Total revenues increased due to increases in rental income and other income. Rental income increased primarily due to increases in occupancy at Reflections and The Trails Apartments and an increase in the average rental rate at Big Walnut Apartments, which were partially offset by a decrease in average rental rates at Reflections and The Trails Apartments and a decrease in occupancy and an increase in bad debt expense at Big Walnut Apartments. Other income increased due to increases in utilities reimbursements at Reflections Apartments, increased late charges at Reflections and Big Walnut Apartments and increased lease cancellation fees at Big Walnut Apartments partially offset by a decrease in lease cancellation fees and miscellaneous income at Reflections Apartments.

The increase in total expenses is due to an increase in operating and property tax expenses partially offset by a decrease in interest expense. Operating expenses increased due to an increase in maintenance expense partially offset by a decrease in property expenses. Maintenance expenses increased primarily due to decreases in construction period operating costs capitalized at Reflections Apartments. Property expenses decreased due to decreases in utilities and payroll and related benefits expenses primarily at Reflections Apartments. Property tax expense increased due to an increase in the tax rate at Reflections Apartments during 2003. Interest expense decreased due to lower interest rates on the variable rate mortgage at The Trails Apartments and the refinancing of the mortgage at Big Walnut Apartments during September 2002 to a variable rate mortgage at a much lower interest rate (see further discussion in "Liquidity and Capital Reserves").

Included in general and administrative expenses at both March 31, 2003 and 2002 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, the costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $512,000 as compared to approximately $772,000 at March 31, 2002. Cash and cash equivalents decreased approximately $79,000 since December 31, 2002 primarily due to approximately $990,000 of cash used in financing activities which was partially offset by approximately $569,000 of cash provided by investing activities and approximately $342,000 provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, payments on advances from affiliates and loan costs paid partially offset by advances from affiliates. Cash provided by investing activities consisted of proceeds from the sale of LaFontenay I and II Apartments partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $35,000 of capital improvements at Big Walnut Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $40,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and air conditioning unit replacements, fencing upgrades, and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Trails Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $17,000 of capital improvements at The Trails Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $78,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance, air conditioning unit, and cabinet replacements and parking lot and swimming pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Reflections Apartments

In January 2001, the Managing General Partner refinanced the mortgage encumbering this property. The proceeds are being used to fund the rehabilitation project for this property with an anticipated completion by the end of 2003. During the three months ended March 31, 2003, the Partnership completed approximately $1,457,000 of capital improvements at Reflections Apartments, consisting primarily of development services, building construction, furniture and fixtures, and floor covering replacements. These expenditures included capitalized construction period interest of approximately $195,000, tax and insurance expenses of approximately $39,000 and other construction period expenses of approximately $154,000. These improvements were funded from loans from the Managing General Partner, and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $6,882,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and roofing replacements and completion of the rehabilitation project. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and further refinancing proceeds.

LaFontenay I and II Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $24,000 of capital improvements at LaFontenay I and II Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold January 30, 2003.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or further refinancing proceeds. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002 and an additional $8,000 was capitalized during the three months ended March 31, 2003.

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

During December 2002, the Interim Credit Facility encumbering Big Walnut Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loan is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.10% at March 31, 2003 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $20,353,000, net of discount, is amortized over varying periods with required balloon payments ranging from January 2004 to December 2009. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the three months ended March 31, 2003 or 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the rehabilitation project at Reflections Apartments and the significant amounts due to the Managing General Partner at March 31, 2003, it is not anticipated that the Partnership will make distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units ("Units") in the Partnership representing 50.66% of the outstanding units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

                  Current Report on Form 8-K dated January 30, 2003, and filed with the Securities and Exchange Commission on February 14, 2003 disclosing the sale of LaFontenay I and II Apartments to an unrelated party (see Item 2).

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.