Form 10QSB
period 2003-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2003-08-14
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
   Cash and cash equivalents                                                 $   511
   Receivables and deposits                                                      567
   Restricted escrows                                                             85
   Other assets                                                                  466
   Investment properties:
      Land                                                    $ 1,953
      Buildings and related personal property                   45,620
                                                                47,573
      Less accumulated depreciation                            (21,388)       26,185
                                                                            $ 27,814

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 908
   Tenant security deposit liabilities                                           136
   Accrued property taxes                                                        604
   Other liabilities                                                             378
   Due to affiliates                                                           7,650
   Mortgage notes payable                                                     20,248

Partners' Deficit
   General partners                                            $ (161)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (1,949)       (2,110)
                                                                            $ 27,814

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                 2003        2002         2003          2002
Revenues:                                                 (Restated)                 (Restated)
  Rental income                                $ 1,342      $ 1,220      $ 2,603      $ 2,367
  Other income                                       70         116           285          238
  Casualty gain (Note D)                              8          --             8           --
       Total revenues                             1,420       1,336         2,896        2,605

Expenses:
  Operating                                         564         792         1,166        1,307
  General and administrative                         75          85           156          175
  Depreciation                                      379         372           755          741
  Interest                                          223         279           378          542
  Property taxes                                    151          92           283          184
       Total expenses                             1,392       1,620         2,738        2,949

Income (loss) from continuing
  operations                                         28        (284)          158         (344)
Loss from discontinued operations                    --         (49)         (202)        (125)
Gain on sale of discontinued
  operations (Note C)                                73          --         5,543           --

Net income (loss)                               $ 101       $ (333)      $ 5,499       $ (469)

Net income (loss) allocated to general
  partners                                       $ 6         $ (6)        $ 426         $ (9)
Net income (loss) allocated to limited
  partners                                           95        (327)        5,073         (460)

                                                $ 101       $ (333)      $ 5,499       $ (469)
Per limited partnership unit:
  Income (loss) from continuing
    operations                                 $ 22.05     $(227.89)    $ 126.61      $ (275.27)
  Loss from discontinued operations                  --      (39.21)      (161.73)     (100.47)
  Gain on sale of discontinued operations         55.55          --      4,178.88           --

Net income (loss)                              $ 77.60     $(267.10)    $4,143.76    $ (375.74)

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2002                  1,224.25        $ (587)     $(7,022)   $(7,609)

Net income for the six months
   ended June 30, 2003                      --           426        5,073      5,499

Partners' deficit at
   June 30, 2003                      1,224.25        $ (161)     $(1,949)   $(2,110)

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                    2003        2002
Cash flows from operating activities:
  Net income (loss)                                               $ 5,499     $ (469)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     799        999
     Casualty gain                                                     (8)        --
     Gain on sale of discontinued operations                       (5,543)        --
     Loss on early extinguishment of debt                              68         --
     Amortization of debt discounts and loan costs                    141        184
     Change in accounts:
      Receivables and deposits                                        (86)      (181)
      Other assets                                                    (88)       (94)
      Accounts payable                                               (126)      (396)
      Tenant security deposit liabilities                             (21)        16
      Accrued property taxes                                           76        (91)
      Other liabilities                                              (126)       132
      Due to affiliate                                                119        149
         Net cash provided by operating activities                    704        249

Cash flows from investing activities:
  Property improvements and replacements                           (3,513)    (4,182)
  Net proceeds from sale of investment property                     2,547         --
  Insurance proceeds received                                          13         --
  Net deposits to restricted escrows                                   --        (49)
         Net cash used in investing activities                       (953)    (4,231)

Cash flows from financing activities:
  Advances from affiliates                                          3,176      2,587
  Payments on advances from affiliates                             (2,778)       (77)
  Payments on mortgage notes payable                                 (221)      (255)
  Proceeds from mortgage note payable                                  --      1,742
  Loan costs paid                                                      (8)       (19)
         Net cash provided by financing activities                    169      3,978

Net decrease in cash and cash equivalents                             (80)        (4)
Cash and cash equivalents at beginning of period                      591        743
Cash and cash equivalents at end of period                         $ 511      $ 739

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 580      $ 807
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 856       $ --
  Mortgage assumed by buyer on sale of investment property        $ 6,899      $ --

At December 31, 2002 approximately $527,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2003.

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of LaFontenay I and II Apartments, which was sold January 2003 (see Note C), as loss from discontinued operations.

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

During the six months ended June 30, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $144,000 and $178,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $117,000 and $730,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $560,000 for the six months ended June 30, 2003 and 2002, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. At June 30, 2003, the amount of the outstanding loans and accrued interest to cover operational expenses was approximately $3,010,000 and the amount of the outstanding loan and accrued interest to assist with the refinancing was approximately $4,640,000. Both amounts are included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at prime plus 1% or 5.25% at June 30, 2003. Interest expense was approximately $186,000 for both of the six month periods ended June 30, 2003 and 2002. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments. In connection with the sale of LaFontenay I and II Apartments and funds received from the operating cash flow of Big Walnut and The Trails Apartments, payments of approximately $2,778,000 were made on the outstanding loans to the Managing General Partner during the six months ended June 30, 2003.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ended December 31, 1999. Approximately $18,000 is accrued at June 30, 2003 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures most of its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $54,000 and $155,000, respectively, for insurance coverage and fees associated with policy claims administration. During 2003 the Partnership did not pay AIMCO or its affiliates for insurance coverage for Reflections Apartments, which was issued by an unaffiliated insurance company, Royal Insurance.

Note C - Sale of Investment Property

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale during the first half of 2003 of approximately $5,543,000. The additional gain of approximately $73,000 recorded during the three months ended June 30, 2003 was due to the write off of an accrual for additional sale related expenses that was not needed. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations in the accompanying financial statements. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner (see "Note B"). In accordance with Statement of Financial Accounting Standards No. 144, the operations of the property have been shown as loss from discontinued operations for the six months ended June 30, 2003 and 2002.

Note D - Casualty

During the six months ended June 30, 2003 a net casualty gain of approximately $8,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of insurance proceeds received of approximately $13,000 less the net book value of the damaged property of approximately $ 5,000.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                     Average Occupancy
                                                      2003       2002
      Big Walnut Apartments
         Columbus, Ohio (1)                           93%         96%
      The Trails Apartments
         Nashville, Tennessee                         94%         94%
      Reflections Apartments
         Indianapolis, Indiana (2)                    59%         41%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to a slow economy in the Columbus, Ohio area and lower mortgage rates.

(2) The low occupancy at Reflections Apartments is due to rehabilitation at the property. The property is currently undergoing a major renovation project to enhance the appearance of the property to attract desirable tenants. As of June 30, 2003, 20.62% of the units cannot be rented due to the rehabilitation. The increase in occupancy over the prior year is due to the completion of some of the rehabilitated apartment units.

Results of Operations

The Partnership's net income for the six months ended June 30, 2003 was approximately $5,499,000 as compared to a net loss of approximately $469,000 for the six months ended June 30, 2002. The Partnership had net income of approximately $101,000 for the three months ended June 30, 2003 as compared to a net loss of approximately $333,000 for the three months ended June 30, 2002. The increase in net income for the six months ended June 30, 2003 was primarily due to a gain on the sale of LaFontenay I and II Apartments.

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale during the first half of 2003 of approximately $5,543,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner. The additional gain of approximately $73,000 that was recorded during the three months ended June 30, 2003 was due to the write off of an accrual for additional sale related expenses that was not needed.

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

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64" which requires that gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at LaFontenay I and II Apartments in loss from discontinued operations rather than as an extraordinary item.

The income from continuing operations for the six months ended June 30, 2003 was approximately $158,000 as compared to a loss of approximately $344,000 for the six months ended June 30, 2002. The income from continuing operations for the three months ended June 30, 2003 was approximately $28,000 as compared to a loss of approximately $284,000 for the three months ended June 30, 2002. The increase in income from continuing operations for the three and six months ended June 30, 2003 was due to a decrease in total expenses and an increase in total revenues.

Total revenues increased for the six months ended June 30, 2003 primarily due to an increase in rental income and other income. Total revenues increased for the three months ended June 30, 2003 primarily due to an increase in rental income partially offset by a decrease in other income. Rental income increased for both the three and six month periods primarily due to an increase in occupancy at Reflections Apartments and an increase in the average rental rate at Big Walnut Apartments, which was partially offset by a decrease in occupancy at Big Walnut Apartments, a decrease in average rental rates at Reflections and The Trails Apartments, an increase in bad debt expense at Big Walnut Apartments and an increase in concessions at all of the Partnership's properties. Other income increased for the six months ended June 30, 2003 due primarily to increases in utility reimbursements at Reflections Apartments and increased lease cancellation fees at Big Walnut Apartments, partially offset by reduced lease cancellation fees at Reflections Apartments. Other income decreased for the three months ended June 30, 2003 due to reduced late charges at Big Walnut Apartments and reduced lease cancellation fees at Reflections Apartments partially offset by increased utility reimbursements at Reflections Apartments.

Total expenses decreased for the three and six months ended June 30, 2003 due to decreases in operating, interest and general and administrative expenses partially offset by an increase in property tax expense. Operating expenses decreased due to decreased property expenses partially offset by an increase in maintenance expense. Property expense decreased primarily due to decreases in utilities, commissions and bonuses and payroll and related benefits expenses at Reflections Apartments. Maintenance expenses increased primarily due to reduced operating costs capitalized as part of the renovation project at Reflections Apartments. Interest expense decreased due to variable rate interest mortgages at all of the Partnership's properties whereby the interest rates were lower in 2003 compared to 2002. Property tax expense increased for the three and six months ended June 30, 2003 at Reflections Apartments, which is located in Indiana. During 2003, Indiana has adjusted its methodology for assessing property taxable values and tax rates, which has resulted in a significant increase in property tax expense.

General and administrative expenses decreased for the three and six months ended June 30, 2003 primarily due to reduced taxes and professional fees associated with administration of the Partnership. Included in general and administrative expenses at both June 30, 2003 and 2002 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2003 and 2002 are the costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $511,000 as compared to approximately $739,000 at June 30, 2002. Cash and cash equivalents decreased approximately $80,000 since December 31, 2002 primarily due to approximately $953,000 of cash used in investing activities which was partially offset by approximately $704,000 of cash provided by operating activities and approximately $169,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by proceeds from the sale of LaFontenay I and II Apartments and the receipt of insurance proceeds. Cash provided by financing activities consisted of advances from affiliates partially offset by payments on advances from affiliates, principal payments on the mortgages encumbering the Partnership's properties and loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $71,000 of capital improvements at Big Walnut Apartments, consisting primarily of floor covering and roofing replacements, heating and plumbing fixture upgrades and building repairs relating to the March 2003 casualty at Big Walnut Apartments. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $51,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and air conditioning unit replacements, fencing upgrades, and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Trails Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $41,000 of capital improvements at The Trails Apartments, consisting primarily of floor covering replacements, water heater upgrades, major landscaping, and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $47,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance, air conditioning unit, and cabinet replacements and parking lot and swimming pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Reflections Apartments

In January 2001, the Managing General Partner refinanced the mortgage encumbering this property. The proceeds are being used to fund the rehabilitation project for this property with anticipated completion by the end of 2003. During the six months ended June 30, 2003, the Partnership completed approximately $3,706,000 of capital improvements at Reflections Apartments, consisting primarily of development services, building construction, furniture and fixtures, and floor covering replacements. These expenditures included capitalized construction period interest of approximately $338,000, tax and insurance expenses of approximately $77,000 and other construction period expenses of approximately $118,000. These improvements were funded from loans from the Managing General Partner and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $4,573,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and roofing replacements and completion of the rehabilitation project. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and further refinancing proceeds.

LaFontenay I and II Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $24,000 of capital improvements at LaFontenay I and II Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold January 30, 2003.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or further refinancing proceeds. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002 and an additional $8,000 was capitalized during the six months ended June 30, 2003.

Big Walnut Apartments was initially refinanced under an interim credit facility ("Interim Credit Facility") which had a term of six months. The Interim Credit Facility included properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans. During the six month term of the Interim Credit Facility, the properties were required to make interest-only payments. The first month's interest, which was paid at the date of the refinancing, was calculated at LIBOR plus 70 basis points. Interest for the following two months was calculated at LIBOR plus 150 points and was due monthly.

During December 2002, the Interim Credit Facility encumbering Big Walnut Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loan is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 2.06% at June 30, 2003 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,248,000, net of discount, is amortized over varying periods with required balloon payments ranging from January 2004 to December 2009. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the six months ended June 30, 2003 or 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the rehabilitation project at Reflections Apartments and the significant amounts due to the Managing General Partner at June 30, 2003, it is not anticipated that the Partnership will make distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units ("Units") in the Partnership representing 50.66% of the outstanding units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

                  None.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Diversified Real Estate II, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive    Vice    President    of    Davidson
                                Diversified Properties, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Diversified Real Estate II, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.