Form 10QSB
period 2003-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2003-11-14
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 572
   Receivables and deposits                                                      236
   Restricted escrows                                                             85
   Other assets                                                                  431
   Investment properties:
      Land                                                    $ 1,953
      Buildings and related personal property                   48,168
                                                                50,121
      Less accumulated depreciation                            (21,718)       28,403
                                                                            $ 29,727

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                         $ 1,131
   Tenant security deposit liabilities                                           159
   Accrued property taxes                                                        606
   Other liabilities                                                             479
   Due to affiliates                                                           9,610
   Mortgage notes payable                                                     19,964

Partners' Deficit
   General partners                                            $ (162)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (2,060)       (2,222)
                                                                            $ 29,727

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                                 2003        2002         2003          2002
Revenues:                                                 (Restated)                 (Restated)
  Rental income                                $ 1,405      $ 1,254      $ 4,008      $ 3,621
  Other income                                      127         119           412          357
  Casualty gain (Note D)                             --          92             8           92
       Total revenues                             1,532       1,465         4,428        4,070

Expenses:
  Operating                                         824         445         1,990        1,752
  General and administrative                         71          86           227          261
  Depreciation                                      330         363         1,085        1,104
  Interest                                          258         224           636          766
  Property taxes                                    157          93           440          277
  Loss on early extinguishment
    of debt (Note E)                                 --          17            --           17
       Total expenses                             1,640       1,228         4,378        4,177

(Loss) income from continuing
  operations                                       (108)        237            50         (107)
Loss from discontinued operations                    (6)        (16)         (208)        (141)
Gain on sale of discontinued
  operations (Note C)                                 2          --         5,545           --

Net (loss) income                               $ (112)      $ 221       $ 5,387       $ (248)

Net (loss) income allocated to general
  partners                                       $ (2)        $ 4         $ 425         $ (5)
Net (loss) income allocated to limited
  partners                                         (110)        217         4,962         (243)

                                                $ (112)      $ 221       $ 5,387       $ (248)
Per limited partnership unit:
  (Loss) income from continuing
    operations                                 $ (86.60)   $ 189.50      $ 40.03      $ (85.77)
  Loss from discontinued operations               (4.90)     (12.25)      (166.63)     (112.72)
  Gain on sale of discontinued operations          1.63          --      4,179.70           --

Net (loss) income                              $ (89.87)   $ 177.25     $4,053.10    $ (198.49)

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2002                  1,224.25        $ (587)     $(7,022)   $(7,609)

Net income for the nine months
   ended September 30, 2003                 --           425        4,962      5,387

Partners' deficit at
   September 30, 2003                 1,224.25        $ (162)     $(2,060)   $(2,222)


            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                    2003        2002
Cash flows from operating activities:
  Net income (loss)                                               $ 5,387     $ (248)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                   1,129      1,490
     Casualty gain                                                     (8)       (92)
     Gain on sale of discontinued operations                       (5,545)        --
     Loss on early extinguishment of debt                              68         17
     Amortization of debt discounts and loan costs                    208        233
     Change in accounts:
      Receivables and deposits                                        245       (468)
      Other assets                                                   (106)       (54)
      Accounts payable                                               (102)      (273)
      Tenant security deposit liabilities                               2         15
      Accrued property taxes                                           78         99
      Other liabilities                                               (25)       225
      Due to affiliate                                                223        266
         Net cash provided by operating activities                  1,554      1,210

Cash flows from investing activities:
  Property improvements and replacements                           (5,860)    (5,291)
  Net proceeds from sale of investment property                     2,547         --
  Insurance proceeds received                                          13         --
  Net withdrawals from restricted escrows                              --        145
         Net cash used in investing activities                     (3,300)    (5,146)

Cash flows from financing activities:
  Advances from affiliates                                          5,190      2,781
  Payments on advances from affiliates                             (2,936)       (77)
  Payments on mortgage notes payable                                 (517)      (386)
  Proceeds from mortgage note payable                                  --      7,462
  Repayment on mortgage notes payable                                  --     (4,097)
  Loan costs paid                                                     (10)      (172)
         Net cash provided by financing activities                  1,727      5,511

Net (decrease) increase in cash and cash equivalents                  (19)     1,575
Cash and cash equivalents at beginning of period                      591        743
Cash and cash equivalents at end of period                         $ 572     $ 2,318

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 729     $ 1,208
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable      $ 1,057      $ --
  Mortgage assumed by buyer on sale of investment property        $ 6,899      $ --
  Insurance proceeds in receivables and deposits                   $ --       $ 132

At December 31, 2002 and 2001, approximately $527,000 and $850,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                    Davidson Diversified Real Estate II, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statement of operations for the period ended September 30, 2002 has been restated as of January 1, 2002 to reflect the operations of LaFontenay I and II Apartments, which was sold January 2003 (see Note C), as loss from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $233,000 and $272,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $174,000 and $772,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $567,000 for the nine months ended September 30, 2003 and 2002, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. At September 30, 2003, the amount of the outstanding loans and accrued interest to cover operational expenses and the required refinancing at Reflections Apartments was approximately $9,610,000. These amounts are included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at prime plus 1% or 5.00% at September 30, 2003. Interest expense was approximately $297,000 and $304,000 for the nine months ended September 30, 2003 and 2002, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments. Proceeds from the sale of LaFontenay I and II Apartments and funds received from the operating cash flow of Big Walnut and The Trails Apartments were used to make payments of approximately $2,936,000 on the outstanding loans to the Managing General Partner during the nine months ended September 30, 2003.

The Partnership accrued a real estate commission of $48,000 upon the sale of Shoppes at River Rock due to the Managing General Partner during the year ended December 31, 1999. Approximately $18,000 is accrued at September 30, 2003 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures most of its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $54,000 and $155,000, respectively, for insurance coverage and fees associated with policy claims administration. During 2003, the Partnership obtained insurance coverage for Reflections Apartments from an unaffiliated insurance company.

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,545,000 for the nine months ended September 30, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations in the accompanying consolidated financial statements. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner (see "Note B"). In accordance with Statement of Financial Accounting Standards No. 144, the operations of the property have been shown as loss from discontinued operations for the three and nine months ended September 30, 2003 and 2002. The property's operations, a loss of approximately $208,000 and $141,000 for the nine months ended September 30, 2003 and 2002, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $179,000 and $1,377,000, respectively.

Note D - Casualty Gains

During the nine months ended September 30, 2003 a net casualty gain of approximately $8,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of insurance proceeds received of approximately $13,000 less the net book value of the damaged property of approximately $ 5,000.

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $92,000 was recorded at Reflections Apartments. The casualty gain related to a fire that occurred at Reflections Apartments in October 2001. The gain was the result of insurance proceeds of approximately $132,000 less the net book value of the damaged property of approximately $40,000.

Note E - Refinancing Mortgage Payable

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002 and an additional $10,000 was capitalized during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $17,000 due to the write-off of unamortized loan costs during the three and nine months ended September 30, 2002.

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

During December 2002, the Interim Credit Facility encumbering Big Walnut Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loan is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.9% at September 30, 2003 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                     Average Occupancy
                                                      2003       2002
      Big Walnut Apartments
         Columbus, Ohio (1)                           92%         96%
      The Trails Apartments
         Nashville, Tennessee                         95%         94%
      Reflections Apartments
         Indianapolis, Indiana (2)                    62%         43%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to a slow economy in the Columbus, Ohio area and lower mortgage rates.

(2) The low occupancy at Reflections Apartments is due to rehabilitation at the property. The property has completed a major renovation project to enhance the appearance of the property to attract desirable tenants. The increase in occupancy over the prior year is due to the completion of the rehabilitated apartment units.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2003 was approximately $5,387,000 as compared to a net loss of approximately $248,000 for the nine months ended September 30, 2002. The Partnership had a net loss of approximately $112,000 for the three months ended September 30, 2003 as compared to net income of approximately $221,000 for the three months ended September 30, 2002. The increase in net income for the nine months ended September 30, 2003 was primarily due to a gain on the sale of LaFontenay I and II Apartments.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statement of operations for the period ended September 30, 2002 has been restated as of January 1, 2002 to reflect the operations of LaFontenay I and II Apartments as loss from discontinued operations.

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,545,000 for the nine months ended September 30, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations in the accompanying consolidated financial statements. The property's operations, a loss of approximately $208,000 and $141,000 for the nine months ended September 30, 2003 and 2002, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner.

The income from continuing operations for the nine months ended September 30, 2003 was approximately $50,000 compared to a loss of approximately $107,000 for the nine months ended September 30, 2002. The loss from continuing operations for the three months ended September 30, 2003 was approximately $108,000 compared to income from continuing operations of approximately $237,000 for the three months ended September 30, 2002. The increase in income from continuing operations for the nine months ended September 30, 2003 was due to an increase in total revenues partially offset by an increase in total expenses. The increase in loss from continuing operations for the three months ended September 30, 2003 was due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and nine months ended September 30, 2003 due to an increase in rental income and other income partially offset by a decrease in casualty gain. Rental income increased due to increases in occupancy at Reflections and The Trails Apartments and average rental rates at Big Walnut Apartments partially offset by a decrease in occupancy and an increase in bad debt expense at Big Walnut Apartments and reduced rental rates at The Trails Apartments. Other income increased due to increases in utility reimbursements at Reflections Apartments and increased lease cancellation fees at Big Walnut Apartments and The Trails Apartments, partially offset by a decrease in lease cancellation fees at Reflections Apartments.

During the nine months ended September 30, 2003 a net casualty gain of approximately $8,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of insurance proceeds received of approximately $13,000 less the net book value of the damaged property of approximately $ 5,000.

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $92,000 was recorded at Reflections Apartments. The casualty gain related to a fire that occurred at Reflections Apartments in October 2001. The gain was the result of insurance proceeds of approximately $132,000 less the net book value of the damaged property of approximately $40,000.

Total expenses for the nine months ended September 30, 2003 increased due to increases in operating and property tax expenses partially offset by decreases in interest and general and administrative expenses. Total expenses for the three months ended September 30, 2003 increased due to increases in operating and property tax expenses partially by a decrease in general and administrative expenses. Operating expenses increased primarily due to increases in insurance and maintenance expenses partially offset by decreases in advertising and property expenses. Insurance expense increased due to an increase in hazard insurance premiums at all of the Partnership's investment properties. Maintenance expense increased primarily due to a decrease in operating costs capitalized as part of the renovation project at Reflections Apartments due to units being completed and becoming available for tenants. Advertising expense decreased due to decreases in periodical advertising and referral fees at Reflections Apartments due to units being completed and becoming available for tenants. Property expense decreased primarily due to decreases in utilities, commissions and bonuses and payroll and related benefits expenses at Reflections Apartments. Property tax expense increased due to increases in the assessed value of Big Walnut Apartments and the tax rate at Reflections Apartments, which is located in Indianapolis, Indiana. During 2003, Indiana has adjusted its methodology for assessing property tax values and tax rates, which has resulted in a significant increase in property tax expense. Interest expense for the nine months ended September 30, 2003 decreased due to variable rate interest mortgages at all of the Partnership's properties whereby the interest rates were lower in 2003 compared to 2002.

General   and   administrative   expenses   decreased   due  to  a  decrease  in
reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the nine months ended September 30, 2003 and 2002 are the costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $572,000 as compared to approximately $2,318,000 at September 30, 2002. Cash and cash equivalents decreased approximately $19,000 since December 31, 2002 primarily due to approximately $3,300,000 of cash used in investing activities which was partially offset by approximately $1,554,000 of cash provided by operating activities and approximately $1,727,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by proceeds from the sale of LaFontenay I and II Apartments and the receipt of insurance proceeds. Cash provided by financing activities consisted of advances from affiliates partially offset by payments on advances from affiliates, principal payments on the mortgage indebtedness encumbering the Partnership's properties and loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $137,000 of capital improvements at Big Walnut Apartments, consisting primarily of swimming pool improvements, floor covering and appliance replacements, heating upgrades and building repairs relating to the March 2003 casualty at Big Walnut Apartments. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $20,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Trails Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $76,000 of capital improvements at The Trails Apartments, consisting primarily of appliance and floor covering replacements, water and sewer line improvements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $21,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Reflections Apartments

This property has been undergoing a major rehabilitation project. All units were completed and available for rent at September 30, 2003. During the nine months ended September 30, 2003, the Partnership completed approximately $6,153,000 of capital improvements at Reflections Apartments, consisting primarily of building construction, furniture and fixtures, and floor covering replacements. These expenditures included capitalized construction period interest of approximately $436,000, tax and insurance expenses of approximately $84,000 and other construction period expenses of approximately $132,000. These improvements were funded from loans from the Managing General Partner and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $1,191,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and roofing replacements and remaining costs related to the reconstruction project. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and further refinancing proceeds.

LaFontenay I and II Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $24,000 of capital improvements at LaFontenay I and II Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold January 30, 2003.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or further refinancing proceeds. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002 and an additional $10,000 was capitalized during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $17,000 due to the write-off of unamortized loan costs during the three and nine months ended September 30, 2002.

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

During December 2002, the Interim Credit Facility encumbering Big Walnut Apartments was sold to Fannie Mae under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loan is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.9% at September 30, 2003 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $19,964,000, net of discount, is amortized over varying periods with required balloon payments ranging from January 2004 to December 2009. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the nine months ended September 30, 2003 or 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the rehabilitation project at Reflections Apartments and the significant amounts due to the Managing General Partner at September 30, 2003, it is not anticipated that the Partnership will make distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units ("Units") in the Partnership representing 50.66% of the outstanding units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.


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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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

                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.