Form 10KSB
period 2003-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2004-03-30
CIK 750258

1






                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $6,014,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The offering of the Partnership's limited partnership units (the "Units") commenced on October 16, 1984, and terminated on October 15, 1985. The Partnership received gross proceeds from the offering of $24,485,000 and net proceeds of $21,760,500. Upon termination of the offering, the Partnership had accepted subscriptions for 1,224.25 Units. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Partnership acquired eight existing multifamily residential and commercial properties of which two have been sold and two have been foreclosed upon by the mortgage holder. The last commercial shopping center was sold on December 30, 1999. As of December 31, 2003, the Partnership owned and operated three multifamily residential properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2003 and 2002.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties as of December 31, 2003:


                                     Date of
Property                            Purchase      Type of Ownership          Use

Big Walnut Apartments               03/28/85  Fee ownership subject to  Apartment -
  Columbus, Ohio                              first mortgage (1)        251 units

The Trails Apartments               08/30/85  Fee ownership subject to  Apartment -
  Nashville, Tennessee                        first mortgage (1)        248 units

Reflections Apartments              09/30/85  Fee ownership subject to  Apartment -
  Indianapolis, Indiana                       first mortgage (2)        582 units

(1) The property is held by a Limited Partnership in which the Partnership owns a 99.90% interest.

(2) The property is held by a Limited Partnership wholly owned by the Partnership.

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,545,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations in the accompanying consolidated statement of operations.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated   Depreciable              Federal
Property                   Value    Depreciation      Life      Method     Tax Basis
                              (in thousands)                            (in thousands)

Big Walnut Apartments     $10,088      $ 6,619      5-25 yrs      S/L       $ 2,004

The Trails Apartments       9,859        6,341      5-25 yrs      S/L         1,706

Reflections Apartments     30,077        9,709      5-25 yrs      S/L        20,399

                          $50,024      $22,669                              $24,109

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity      Due At
        Property              2003        Rate    Amortized     Date       Maturity
                         (in thousands)                                 (in thousands)

Big Walnut Apartments       $ 5,594        (1)   360 months   09/01/07     $ 4,946

The Trails Apartments         4,713       (2)    240 months   12/01/09       3,010

Reflections Apartments       13,500      4.17%   300 months   01/01/29          --
Totals                       23,807                                        $ 7,956
Less unamortized
  discounts                    (821)

Total                       $22,986

(1)   Adjustable   interest   rate  is  based  on  the  Fannie  Mae   discounted
      mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

(2) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2003 was 4.43%.

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

The mortgage discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.00% for The Trails Apartments.

The Multifamily Housing Revenue Bonds and Note Agreement collateralized by The Trails Apartments were called and, therefore, payable in full on February 1, 1997 in accordance with the terms of the agreements. On June 30, 1997, the Partnership entered into a Modification of Bond Documents with the issuer. Pursuant to the modification, the call notice was rescinded. The modification converted the monthly payments from interest only to principal and interest payments with an amortization period of twenty years. The note and bond mature on December 1, 2009 with a balloon payment of approximately $3,010,000 due at maturity.

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount was $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the year ended December 31, 2002 the lender advanced Reflections Apartments an additional $1,742,000. Interest payments started in February 2001 based on LIBOR plus 280 basis points. In addition, monthly cash flow payments were made to the lender. Principal payments began in February 2003. The property made payments of principal of approximately $247,000 during the year ended December 31, 2003. In connection with the refinancing, the Partnership incurred loan costs of approximately $19,000 during the year ended December 31, 2002. These loan costs were capitalized and were to be amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan was collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P.

On December 11, 2003, the Partnership refinanced the construction loan mortgage encumbering Reflections Apartments. The refinancing replaced mortgage indebtedness of approximately $10,379,000 with a new mortgage of approximately $13,500,000. The new mortgage carries a stated interest rate of 4.17% compared to a variable interest rate on the prior mortgage. Payments of principal and interest of approximately $73,000 are due on the first day of each month commencing in February 2004 until January 2029 at which time the mortgage is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity on January 1, 2029. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $119,000, and are being amortized over the life of the mortgage note payable. The Partnership wrote off unamortized loan costs of approximately $17,000 resulting in a loss on early extinguishment of debt.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002 and an additional $10,000 was capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $17,000 due to the write-off of unamortized loan costs in 2002. In addition, $85,000 was deposited in an escrow account to be used to complete required repairs.

Initially the September 2002 refinancing of Big Walnut Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Big Walnut Apartments was required to make interest-only payments. The first month's interest rate for Big Walnut Apartments was calculated at LIBOR plus 70 basis points.

As of December 1, 2002, the loan on Big Walnut Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures on September 1, 2007 with an option for the Partnership to elect one five-year extension. The Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under the Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                          Average Annual             Average
                                           Rental Rates             Occupancy
                                            (per unit)
Property                                 2003        2002        2003       2002

Big Walnut Apartments (1)               $6,928      $6,948        92%        96%
The Trails Apartments                    6,996       7,296        95%        94%
Reflections Apartments (2)               6,661       6,480        66%        45%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to a slow economy in the Columbus, Ohio area, combined with high employee turnover at the property.

(2) The low occupancy at Reflections Apartments is due to rehabilitation at the property. The property has completed a major renovation project to enhance the appearance of the property to attract desirable tenants. The increase in occupancy over the prior year is due to completion of the rehabilitated apartment units.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 2003, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                                2003            2003
                                                Taxes           Rates
                                           (in thousands)

       Big Walnut Apartments                    $ 135           5.86%
       The Trails Apartments                      125           3.84%
       Reflections Apartments                     238           1.83%

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $238,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $87,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

Capital Improvements

Big Walnut Apartments:

During the year ended December 31, 2003, the Partnership completed approximately $158,000 of capital expenditures at Big Walnut Apartments consisting primarily of floor covering, appliance, and air conditioning unit replacements, building repairs relating to a fire at the complex, swimming pool improvements, heating upgrades, major landscaping and roof replacement. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year and currently expects to budget approximately $138,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The Trails:

During the year ended December 31, 2003, the Partnership completed approximately $95,000 of capital expenditures at The Trails Apartments consisting primarily of appliance and floor covering replacements, water heater and air conditioning unit replacements, fitness equipment upgrades, water and sewer line improvements, and structural improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year and currently expects to budget approximately $136,000 for The Trails. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Reflections:

This property completed a major rehabilitation project during the year ended December 31, 2003. All units were completed and available for rent at December 31, 2003. During the year ended December 31, 2003, the Partnership completed approximately $6,015,000 in capital expenditures at Reflections Apartments consisting primarily of architect and consultant fees, development services, building construction, furniture and fixtures, electrical upgrades, and floor covering replacements. These expenditures included capitalized construction period interest of approximately $155,000, tax and insurance expenses of approximately $84,000 and other construction period expenses of approximately $136,000. These improvements were funded primarily from a construction loan, loans from the Managing General Partner and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $320,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

LaFontenay I & II Apartments:

During the year ended December 31, 2003, the Partnership completed approximately $24,000 in capital expenditures at LaFontenay I & II Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The property was sold January 30, 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 Limited Partnership Units ("Units") aggregating $24,485,000. As of December 31, 2003 there were 795 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 620.25 units or 50.66% of the outstanding Units at December 31, 2003. There is no established market for the Units and it is not anticipated that any will develop in the future.

No cash distributions were made to the partners during 2003 or 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and timing of debt maturities, refinancings and/or property sales. In light of the recently completed rehabilitation project at Reflections Apartments and the significant amount due to the Managing General Partner at December 31, 2003, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See "Item
2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units ("Units") in the Partnership representing 50.66% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income was approximately $4,029,000 for the year ended December 31, 2003 compared to a net loss of approximately $166,000 for the year ended December 31, 2002. The decrease in net loss for the year ended December
31, 2003 was primarily due to a gain on the sale of LaFontenay I and II Apartments.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statement of operations has been restated as of January 1, 2002 to reflect the operations of LaFontenay I and II Apartments as loss from discontinued operations due to its sale in January 2003.

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,545,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations on the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to an affiliate of the Managing General Partner. The property's operations, a loss of approximately $208,000 and $151,000 for the years ended December 31, 2003 and 2002, respectively, include revenues of approximately $179,000 and $1,849,000, respectively. These amounts are included in loss from discontinued operations on the accompanying consolidated statements of operations.

The loss from continuing operations at December 31, 2003 was approximately $1,308,000 compared to a loss of approximately $15,000 for the year ended December 31, 2002. The increase in loss from continuing operations was due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expense.

Operating expenses increased due to increases in advertising, administrative and maintenance expenses, partially offset by a decrease in property expenses. Advertising expense increased due to increased advertising at Reflections Apartments. Administrative expense increased due to increased legal costs at two of the investment properties. Maintenance expense increased due to a decrease in the capitalization of operating costs as part of the renovation project at Reflections Apartments due to the completion of the project and apartment units becoming available for rent during 2003 (see Item 7. Financial Statements, Note I - Quarterly Adjustments for more information). Property expense decreased primarily due to decreases in utilities and salaries, incentives, and related benefits at Reflections Apartments. Depreciation expense increased due to fixed assets being placed into service over the past twelve months at two of the Partnership's investment properties. Interest expense increased due to higher average loan balances due to an affiliate of the Managing General Partner in 2003 and a decrease in interest expense capitalized as part of the renovation project at Reflections Apartments. Property tax expense increased due to an increase in the assessed value at Reflections Apartments, which is located in Indianapolis, Indiana.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $238,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $87,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in rental income and other income, partially offset by a decrease in casualty gain. Rental income increased due to a significant increase in occupancy and average rental rates at Reflections Apartments due to the completion of the renovation project, partially offset by a decrease in average rental rates at Big Walnut and The Trails Apartments, a decrease in occupancy at Big Walnut Apartments and an increase in concessions and resident relations at all of the properties. Other income increased due to increases in utilities reimbursements at Reflections Apartments and lease cancellation fees at Reflections and The Trails Apartments.

During the year ended December 31, 2003, a net casualty gain of approximately $8,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire that occurred at the property that damaged two apartment units. The gain was the result of insurance proceeds received of approximately $13,000 less the net book value of the damaged property of approximately $5,000.

During the year ended December 31, 2002, a net casualty gain of approximately $159,000 was recorded at Reflections Apartments. The casualty related to a fire that occurred at the property in October 2001. The gain was the result of insurance proceeds received of approximately $204,000 less the net book value of the damaged property of approximately $45,000.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $746,000 compared to approximately $591,000 on December 31, 2002. Cash and cash equivalents increased approximately $155,000. The increase in cash and cash equivalents is due to approximately $3,892,000 of cash provided by financing activities and approximately $522,000 of cash provided by operating activities partially offset by approximately $4,259,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner and proceeds from the refinance of the mortgage encumbering Reflections Apartments, partially offset by principal payments on the mortgages encumbering the Partnership's properties, payments on advances from an affiliate of the Managing General Partner, repayment of the mortgage note payable encumbering Reflections Apartments, and loan costs and fees related to the refinancing of Reflections Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received at Big Walnut Apartments and proceeds from the sale of Lafontenay I & II Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount was $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the year ended December 31, 2002 the lender advanced Reflections Apartments an additional $1,742,000. Interest payments started in February 2001 based on LIBOR plus 280 basis points. In addition, monthly cash flow payments were made to the lender. Principal payments began in February 2003. The property made payments of principal of approximately $247,000 during the year ended December 31, 2003. In connection with the refinancing, the Partnership incurred loan costs of approximately $19,000 during the year ended December 31, 2002. These loan costs were capitalized and were to be amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan was collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P.

On December 11, 2003, the Partnership refinanced the construction loan mortgage encumbering Reflections Apartments. The refinancing replaced mortgage indebtedness of approximately $10,379,000 with a new mortgage of approximately $13,500,000. The new mortgage carries a stated interest rate of 4.17% compared to a variable interest rate of the prior mortgage. Payments of principal and interest of approximately $73,000 are due on the first day of each month commencing in February 2004 until January 2029 at which time the mortgage is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity on January 1, 2029. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $119,000, and are bring amortized over the life of the mortgage note payable. The Partnership wrote off unamortized loan costs of approximately $17,000 resulting in a loss on early extinguishment of debt.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002 and an additional $10,000 was capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $17,000 due to the write-off of unamortized loan costs in 2002. In addition, $85,000 was deposited in an escrow account to be used to complete required repairs.

Initially the September 2002 refinancing of Big Walnut Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Big Walnut Apartments was required to make interest-only payments. The first month's interest rate for Big Walnut Apartments was calculated at LIBOR plus 70 basis points.

As of December 1, 2002, the loan on Big Walnut Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures on September 1, 2007 with an option for the Partnership to elect one five-year extension. The Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under the Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $594,000 for the Partnership's investment properties. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or further refinancing proceeds. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $13,500,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Big Walnut Apartments of approximately $5,594,000 matures in September 2007 at which time a balloon payment of approximately $4,946,000 is required. The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The mortgage indebtedness encumbering The Trails Apartments of approximately $4,713,000 matures in December 2009 at which time a balloon payment of approximately $3,010,000 is required. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made to the partners during the years ended December 31, 2003 or 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the recently completed rehabilitation project at Reflections Apartments and the significant amount due to the Managing General Partner at December 31, 2003, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units ("Units") in the Partnership representing 50.66% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment of the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate II, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate II, L.P. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 25, 2004

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                 $ 746
   Receivables and deposits                                                      560
   Restricted escrows                                                             85
   Other assets                                                                  473
   Investment properties (Notes B,E & F):
      Land                                                    $ 1,953
      Buildings and related personal property                   48,071
                                                                50,024
      Less accumulated depreciation                            (22,669)       27,355
                                                                            $ 29,219


Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                           159
      Tenant security deposit payable                                            167
      Accrued property taxes                                                     517
      Other liabilities                                                          337
      Due to an affiliate (Note D)                                             8,633
      Mortgage notes payable (Note B)                                         22,986

Partners' Deficit
   General partners                                            $ (189)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (3,391)       (3,580)
                                                                            $ 29,219


        See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                     Years Ended
                                                                     December 31,
                                                              2003             2002
Revenues:
  Rental income                                            $ 5,422           $ 4,875
  Other income                                                  584               482
  Casualty gains (Note G)                                         8               159
       Total revenues                                         6,014             5,516

Expenses:
  Operating                                                   2,882             2,331
  General and administrative                                    288               344
  Depreciation                                                2,037             1,472
  Interest                                                    1,610               973
  Property taxes                                                488               394
  Loss on early extinguishment of debt (Note B)                  17                17
       Total expenses                                         7,322             5,531

Loss from continuing operations                               (1,308)             (15)
Loss from discontinued operations                               (208)            (151)
Gain on sale of discontinued operations (Note E)               5,545               --
Net income (loss) (Note C)                                 $ 4,029           $ (166)

Net income (loss) allocated to general partners             $ 398             $ (3)
Net income (loss) allocated to limited partners                3,631             (163)
                                                           $ 4,029           $ (166)

Per limited partnership unit:

  Loss from continuing operations                         $(1,047.17)        $ (12.25)
  Loss from discontinued operations                          (166.63)         (120.89)
  Gain on sale of discontinued operations                   4,179.70               --
     Net income (loss)                                    $ 2,965.90        $ (133.14)

        See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,224.25       $ 1       $24,485    $24,486

Partners' deficit at
  December 31, 2001                      1,224.25      $ (584)    $(6,859)   $(7,443)

Net loss for the year ended
  December 31, 2002                            --          (3)       (163)      (166)

Partners' deficit at
  December 31, 2002                      1,224.25        (587)     (7,022)    (7,609)

Net income for the year ended
  December 31, 2003                            --         398       3,631      4,029

Partners' deficit at
  December 31, 2003                      1,224.25      $ (189)    $(3,391)   $(3,580)

        See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                     December 31,
                                                                    2003      2002
Cash flows from operating activities:
  Net income (loss)                                               $4,029      $ (166)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                   2,080      1,988
     Amortization of discounts and loan costs                         278        305
     Loss on early extinguishment of debt                              85         17
     Gain on sale of discontinued operations                       (5,545)        --
     Casualty gain                                                     (8)      (159)
     Change in accounts:
      Receivables and deposits                                        (79)      (313)
      Other assets                                                   (102)         6
      Accounts payable                                                (18)      (542)
      Tenant security deposit liabilities                              10         19
      Accrued property taxes                                          (11)        71
      Other liabilities                                               (31)       150
      Due to affiliate                                               (166)        51
         Net cash provided by operating activities                    522      1,427

Cash flows from investing activities:
  Property improvements and replacements                           (6,819)    (6,418)
  Net proceeds from sale of investment property                     2,547         --
  Insurance proceeds received                                          13        204
  Net withdrawals from restricted escrows                              --        145
         Net cash used in investing activities                     (4,259)    (6,069)

Cash flows from financing activities:
  Advances from affiliates                                          7,243      2,783
  Payments on advances from affiliates                             (5,577)    (1,015)
  Payments on mortgage notes payable                                 (630)      (469)
  Proceeds from debt refinancing                                   13,500      7,462
  Repayment of mortgage notes payable                             (10,379)    (4,097)
  Fees related to debt refinancing                                   (136)        --
  Loan costs paid                                                    (129)      (174)
         Net cash provided by financing activities                  3,892      4,490

Net increase (decrease) in cash and cash equivalents                  155       (152)
Cash and cash equivalents at beginning of year                        591        743

Cash and cash equivalents at end of year                           $ 746      $ 591

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,493    $ 1,892

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ --       $ 527
  Insurance proceeds in receivables and deposits                   $ --       $ 204
  Mortgage assumed by buyers on sale of investment property       $ 6,899      $ --

        See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Davidson Diversified Properties, Inc (the "Managing General Partner"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO, a publicly traded real estate investment trust. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2003, the Partnership operates three apartment properties located in or near major urban areas in the United States.

Basis of Presentation

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statement of operations has been restated as of January 1, 2002 to reflect the operations of LaFontenay I and II Apartments as loss from discontinued operations due to its sale in January 2003.

Principles of Consolidation

The Partnership's financial statements include all the accounts of the Partnership and its two 99.9% owned partnerships and one wholly owned Partnership. The general partner of these partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the general partner of these partnerships by the Partnership; therefore, the consolidated partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the years ended December 31, 2003 or 2002.

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

Restricted Escrow

Repair Escrow - At the time of the refinancing of Big Walnut Apartments in 2002, the Partnership was required to establish a repair escrow of approximately $85,000 to be used to complete required repairs. The balance in this account at December 31, 2003 was $85,000.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs and maintenance and apartment turnover costs are expensed as incurred. The Partnership capitalized interest costs of approximately $155,000 and $769,000, tax and insurance expenses of approximately $84,000 and $162,000, and other construction period expenses of approximately $136,000 and $431,000 during the years ended December 31, 2003 and 2002, respectively, with respect to the renovation project that was completed at Reflections Apartments. Total interest expense incurred before recognition of the capitalized amount was approximately $1,794,000 and $2,278,000, for the years ended December 31, 2003 and 2002, respectively. During 2003, it was determined that overcapitalization of certain items occurred during 2003 and 2002. The overcapitalization was corrected in 2003 (see "Note I - Quarterly Adjustments").

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

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

Loan Costs

Loan costs of approximately $339,000, less accumulated amortization of approximately $70,000, are included in other assets and are being amortized by the straight-line method over the life of the respective loans. Amortization expense was approximately $226,000 and $209,000 for the years ended December 31, 2003 and 2002, respectively, and is included in interest expense and loss from discontinued operations on the accompanying statements of operations. Amortization expense is expected to be approximately $61,000 in 2004, $63,000 in 2005 and 2006, $55,000 in 2007 and $30,000 in 2008.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $678,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income monthly as it is earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Advertising Costs

Advertising costs of continuing operations of approximately $227,000 and $96,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense and loss from discontinued operations as incurred.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2003, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Note B - Mortgage Notes Payable


                            Principal     Monthly                           Principal
                           Balance At     Payment    Stated                  Balance
                          December 31,   Including  Interest   Maturity      Due At
        Property              2003       Interest     Rate       Date       Maturity
                               (in thousands)                            (in thousands)
Big Walnut Apartments
  1st mortgage               $ 5,594       $ 19        (1)      9/01/07      $ 4,946

The Trails Apartments
  1st mortgage                 4,713           38      (2)     12/01/09        3,010

Reflections Apartments
  1st mortgage                13,500           73     4.17%    01/01/29           --
                              23,807       $ 130                             $ 7,956
Less unamortized
  discounts                     (821)
Total                        $22,986

(1)   Adjustable   interest   rate  is  based  on  the  Fannie  Mae   discounted
      mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

(2) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2003 was 4.43%.

The mortgage discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.00% for The Trails Apartments.

The Multifamily Housing Revenue Bonds and Note Agreement collateralized by The Trails Apartments were called and, therefore, payable in full on February 1, 1997 in accordance with the terms of the agreements. On June 30, 1997, the Partnership entered into a Modification of Bond Documents with the issuer. Pursuant to the modification, the call notice was rescinded. The modification converted the monthly payments from interest only to principal and interest payments with an amortization period of twenty years. The note and bond mature on December 1, 2009 with a balloon payment of approximately $3,010,000 due at maturity.

On January 16, 2001, the mortgages encumbering Reflections Apartments were refinanced in order to finance the rehabilitation of the property. The maximum new loan amount was $13,600,000. Effective January 16, 2001, the lender made an initial advance of $5,040,000. During the year ended December 31, 2001, the lender advanced Reflections Apartments an additional amount of approximately $3,845,000 and during the year ended December 31, 2002 the lender advanced Reflections Apartments an additional $1,742,000. Interest payments started in February 2001 based on LIBOR plus 280 basis points. In addition, monthly cash flow payments were made to the lender. Principal payments began in February 2003. The property made payments of principal of approximately $247,000 during the year ended December 31, 2003. In connection with the refinancing, the Partnership incurred loan costs of approximately $19,000 during the year ended December 31, 2002. These loan costs were capitalized and were to be amortized over the life of the mortgage. In connection with the refinancing, the assets and liabilities of the property were transferred from one subsidiary, Big Walnut L.P., to a newly formed subsidiary, AIMCO Greensprings L.P. The loan was collateralized by the property as well as the interest of both the Partnership and Davidson Diversified Properties, Inc. in AIMCO Greensprings L.P.

On December 11, 2003, the Partnership refinanced the construction loan mortgage encumbering Reflections Apartments. The refinancing replaced mortgage indebtedness of approximately $10,379,000 with a new mortgage of approximately $13,500,000. The new mortgage carries a stated interest rate of 4.17% compared to a variable interest rate on the prior mortgage. Payments of principal and interest of approximately $73,000 are due on the first day of each month commencing in February 2004 until January 2029 at which time the mortgage is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity on January 1, 2029. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $119,000, and are being amortized over the life of the mortgage note payable. The Partnership wrote off unamortized loan costs of approximately $17,000 resulting in a loss on early extinguishment of debt.

On September 16, 2002, the Partnership refinanced the mortgages encumbering Big Walnut Apartments. The refinancing replaced a first mortgage of approximately $3,930,000 and a second mortgage of approximately $167,000 with a new mortgage of $5,720,000. Total capitalized loan costs were approximately $155,000 during the year ended December 31, 2002 and an additional $10,000 was capitalized during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $17,000 due to the write-off of unamortized loan costs in 2002. In addition, $85,000 was deposited in an escrow account to be used to complete required repairs.

Initially the September 2002 refinancing of Big Walnut Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Big Walnut Apartments was required to make interest-only payments. The first month's interest rate for Big Walnut Apartments was calculated at LIBOR plus 70 basis points.

As of December 1, 2002, the loan on Big Walnut Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures on September 1, 2007 with an option for the Partnership to elect one five-year extension. The Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under the Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

The mortgages are nonrecourse and are collateralized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):


                         2004              $   709
                         2005                  761
                         2006                  789
                         2007                5,744
                         2008                  676
                         Thereafter         15,128
                                           $23,807

Note C- Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

                                           2003              2002

Net income (loss) as reported           $  4,029          $  (166)
Add (deduct)
   Gain on sale                            1,552               --
   Casualty                                  (74)             (92)
   Depreciation differences                  581              212
   Amortization of discounts                  52               63
   Unearned income                           (17)             105
   Other                                     731              (67)

Federal taxable income                 $   6,854         $     55

Federal taxable income per
  limited partnership unit             $4,065.09         $  43.65

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                          $ (3,580)
Land and buildings                                      3,128
Accumulated depreciation                               (6,374)
Other                                                     472

Net liabilities - Federal tax basis                  $ (6,354)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $317,000 and $359,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $207,000 and $815,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $8,000 and $576,000 for the years ended December 31, 2003 and 2002, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $10,000 and $57,000 for loan costs related to the refinancing of Big Walnut Apartments during the years ended December 31, 2003 and 2002, respectively. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments of approximately $7,243,000 and $2,783,000 during the years ended December 31, 2003 and 2002, respectively. The Partnership repaid approximately $5,577,000 and $1,015,000 during the same periods. At December 31, 2003, the amount of the outstanding loans and accrued interest was approximately $8,633,000 and is shown as Due to an affiliate on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 1% or 5.00% at December 31, 2003. Interest expense was approximately $436,000 and $402,000 for the years ended December 31, 2003 and 2002, respectively. The Partnership paid approximately $599,000 and $316,000 in interest during the years ended December 31, 2003 and 2002, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments. Subsequent to December 31, 2003, the Partnership received an advance from an affiliate of the Managing General Partner of approximately $145,000 to cover operating expenses. In addition, the Partnership repaid approximately $272,000 of such advances.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2003 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $54,000 and $155,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units ("Units") in the Partnership representing 50.66% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Sale of Investment Property

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,545,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations on the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to an affiliate of the Managing General Partner. The property's operations, a loss of approximately $208,000 and $151,000 for the years ended December 31, 2003 and 2002, respectively, include revenues of approximately $179,000 and $1,849,000, respectively. These amounts are included in loss from discontinued operations on the accompanying consolidated statements of operations.

Note F - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings        Net Cost
                                                       and Related     Capitalized
                                                        Personal      Subsequent to
  Apartment Properties      Encumbrances      Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Big Walnut Apartments         $ 5,594        $ 520       $ 6,505         $ 3,063
The Trails Apartments           4,713           586        7,054           2,219
Reflections Apartments         13,500           847        9,684          19,546
                               23,807
Less unamortized
  Discounts                      (821)

Total                         $22,986       $ 1,953      $23,243         $24,828



                              Gross Amount At Which Carried
                                   At December 31, 2003
                                      (in thousands)

                            Buildings
                               And
                             Related
                             Personal          Accumulated   Date of     Date    Depreciable
    Description      Land    Property   Total  Depreciation Construction Acquired Life-Years

Apartment Properties
Big Walnut           $ 520   $ 9,568   $10,088   $ 6,619      1971      03/28/85    5/25
The Trails             586     9,273     9,859     6,341    1984-1985   08/30/85    5/25
Reflections            847    29,230    30,077     9,709    1970-1975   09/30/85    5/25

Totals              $1,953   $48,071   $50,024   $22,669

Reconciliation of "Investment Properties and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 2003          2002
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $ 54,265       $48,297
    Property improvements                         6,292         6,095
    Write-offs                                      (17)         (127)
    Sale of investment property                 (10,516)           --
Balance at end of year                         $ 50,024       $54,265

Accumulated Depreciation
Balance at beginning of year                   $ 27,242       $25,336
    Additions charged to expense                  2,080         1,988
    Write-offs                                      (12)          (82)
    Sale of investment property                  (6,641)           --
Balance at end of year                         $(22,669)      $27,242

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $53,152,000 and $57,393,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $29,043,000 and $36,762,000, respectively.

Note G - Casualty Events

During the year ended December 31, 2003 a net casualty gain of approximately $8,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of insurance proceeds received of approximately $13,000 less the net book value of the damaged property of approximately $ 5,000.

During the year ended December 31, 2002, a net casualty gain of approximately $159,000 was recorded at Reflections Apartments. The casualty gain related to a fire that occurred at Reflections Apartments in October 2001. The gain was the result of insurance proceeds received of approximately $204,000 less the net book value of the damaged property of approximately $45,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Note I - Quarterly Adjustments

During September 2003, the three-year redevelopment project at Reflections Apartments was completed. During the redevelopment process, the Partnership overcapitalized interest expense and certain operating costs and understated depreciation expense for the years ended December 31, 2003 and 2002 in connection with the accounting for the redevelopment. The net impact of correcting the overcapitalization of interest expense and operating costs resulted in a restatement of the first three quarters of approximately $276,000 as a net increase to expense and the recording of approximately $211,000 of 2002 capitalized costs as an increase to expense during the fourth quarter of 2003. In addition, depreciation expense for Reflections Apartments was understated by approximately $329,000 during the first three quarters of 2003. The effect of the correction of the understatement of depreciation expense and the overcapitalization of interest expense and operating costs for the 2003 quarters is as follows (in thousands):


                                        1st Quarter      2nd Quarter     3rd Quarter

Interest and operating expense           $ (116)           $   (79)         $   (81)

Depreciation expense                        (62)               (86)            (181)
                                         $ (178)           $  (165)         $  (262)
Net income (loss) previously
  reported                               $5,398            $   101          $  (112)

Net income (loss) as adjusted            $5,220            $   (64)         $  (374)

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $238,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $87,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and reduced the accrued property taxes and tax expense by approximately $73,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Davidson Diversified Real Estate II, L.P. (the "Registrant" - or the "Partnership") does not have any directors or officers. The Managing General Partner of the Partnership is Davidson Diversified Properties, Inc. The names and ages of, as well as the position and offices held by the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors and officers.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

                 Entity                   Number of Units    Percentage

Cooper River Properties, LLC                  122.75           10.03%
  (an affiliate of AIMCO)
AIMCO IPLP, L.P.                               35.75            2.92%
  (an affiliate of AIMCO)
Davidson Diversified Properties, Inc.           0.25            0.02%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        461.50           37.69%
  (an affiliate of AIMCO)

Cooper River Properties, LLC, AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.,) and Davidson Diversified Properties, Inc., are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $317,000 and $359,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $207,000 and $815,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $8,000 and $576,000 for the years ended December 31, 2003 and 2002, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $10,000 and $57,000 for loan costs related to the refinancing of Big Walnut Apartments during the years ended December 31, 2003 and 2002, respectively. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership funds to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments of approximately $7,243,000 and $2,783,000 during the years ended December 31, 2003 and 2002, respectively. The Partnership repaid approximately $5,577,000 and $1,015,000 during the same periods. At December 31, 2003, the amount of the outstanding loans and accrued interest was approximately $8,633,000 and is shown as Due to an affiliate on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 1% or 5.00% at December 31, 2003. Interest expense was approximately $436,000 and $402,000 for the years ended December 31, 2003 and 2002, respectively. The Partnership paid approximately $599,000 and $316,000 in interest during the years ended December 31, 2003 and 2002, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments. Subsequent to December 31, 2003, the Partnership received an advance from an affiliate of the Managing General Partner of approximately $145,000 to cover operating expenses. In addition, the Partnership repaid approximately $272,000 of such advances.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2003 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $54,000 and $155,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units ("Units") in the Partnership representing 50.66% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index.

      (b) Reports on Form 8-K:

            Current Report on Form 8-K dated December 11, 2003 and filed on December 19, 2003 disclosing the refinancing of the mortgage for Reflections Apartments.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $56,000 and $50,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $27,000 and $23,000, respectively.

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


                                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.


                                    By:   Davidson Diversified Properties,
                                          Inc.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 30, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Peter K. Kompaniez         Director                      Date: March 30, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 30, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 30, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

     10.4 Purchase and Sale Contract between Registrant and Connor & Murphy, Ltd., an Ohio limited liability company, effective November 26, 2002, for the sale of Lafontenay I & II Apartments incorporated by reference to the Registrant's Current Report on Form 8-K dated January 30, 2003.

     10.5 Assignment and Assumption of Sale Contract between Connor & Murphy, Ltd., an Ohio limited liability company, and Lafontenay Apartments, LLC, an Ohio limited liability company, dated January 22, 2003 incorporated by reference to the Registrant's Current Report on Form 8-K dated January 30, 2003.

     10.6 Promissory Note dated December 11, 2003 between AIMCO Greenspring L.P., a Delaware limited partnership, and Golden American Life Insurance Company, a Delaware corporation incorporated by reference to the Registrant's Current Report on Form 8-K dated December 11, 2003.

     10.7 Mortgage, Security Agreement, Financing Statement and Fixture Filing dated December 11, 2003 between AIMCO Greenspring L.P., a Delaware limited partnership, and Golden American Life Insurance Company, a Delaware corporation incorporated by reference to the Registrant's Current Report on Form 8-K dated December 11, 2003.

     10.8 Assignment of Rents and Leases dated December 11, 2003 between AIMCO Greenspring L.P., a Delaware limited partnership, and Golden American Life Insurance Company, a Delaware corporation incorporated by reference to the Registrant's Current Report on Form 8-K dated December 11, 2003.

     31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1         Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99A          Agreement  of  Limited  Partnership  for  Big  Walnut,  L.P.
                  between Davidson Diversified Properties, Inc. and Davidson Diversified Real Estate II, L.P. entered into on August 23, 1991 is incorporated by reference to Exhibit 99A to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

Exhibit 31.1
                                  CERTIFICATION

I, Martha L. Long, certify that:


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

Date: March 30, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Davidson
                                    Diversified Properties, Inc., equivalent of
                                    the chief executive officer of the
                                    Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:


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

Date:  March 30, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of Davidson
                                    Diversified Properties, Inc., equivalent
                                    of the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 30, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.