Form 10QSB
period 2004-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2004-05-14
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 200
   Receivables and deposits                                                      260
   Restricted escrows                                                             85
   Other assets                                                                  655
   Investment properties:
      Land                                                    $ 1,953
      Buildings and related personal property                   48,156
                                                                50,109
      Less accumulated depreciation                            (23,192)       26,917
                                                                            $ 28,117

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 24
   Tenant security deposit liabilities                                           163
   Accrued property taxes                                                        446
   Other liabilities                                                             352
   Due to affiliates (Note B)                                                  8,103
   Mortgage notes payable                                                     22,850

Partners' Deficit
   General partners                                            $ (194)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (3,627)       (3,821)
                                                                            $ 28,117


         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                       March 31,
                                                              2004            2003
                                                                           (Restated)
Revenues:
  Rental income                                             $ 1,442         $ 1,261
  Other income                                                   166             215
  Casualty gain (Note D)                                           9              --
       Total revenues                                          1,617           1,476

Expenses:
  Operating                                                      793             597
  General and administrative                                      62              81
  Depreciation                                                   524             438
  Interest                                                       356             276
  Property taxes                                                 123             132
       Total expenses                                          1,858           1,524

Loss from continuing operations                                 (241)            (48)
Loss from discontinued operations                                 --            (202)
Gain on sale of discontinued operations (Note C)                  --           5,470

Net (loss) income                                            $ (241)        $ 5,220

Net (loss) income allocated to general partners               $ (5)          $ 417
Net (loss) income allocated to limited partners                 (236)          4,803

                                                             $ (241)        $ 5,220

Per limited partnership unit:
  Loss from continuing operations                          $ (192.77)       $ (36.75)
  Loss from discontinued operations                               --         (163.37)
  Gain on sale of discontinued operations                         --        4,123.34
       Net (loss) income                                   $ (192.77)      $3,923.22


         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2003                  1,224.25        $ (189)     $(3,391)   $(3,580)

Net loss for the three months
   ended March 31, 2004                     --            (5)        (236)      (241)

Partners' deficit at
   March 31, 2004                     1,224.25        $ (194)     $(3,627)   $(3,821)


         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                        March 31,
                                                                       2004     2003
                                                                             (Restated)
Cash flows from operating activities:
  Net (loss) income                                                $ (241)     $ 5,220
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                      524         481
     Amortization of discounts and loan costs                           27          69
     Gain on sale of discontinued operations                            --      (5,470)
     Loss on early extinguishment of debt                               --          68
     Casualty gain                                                      (9)         --
     Change in accounts:
      Receivables and deposits                                         300        (111)
      Other assets                                                    (196)         29
      Accounts payable                                                (135)         22
      Tenant security deposit liabilities                               (4)        (27)
      Accrued property taxes                                           (71)        (29)
      Other liabilities                                                 15         (50)
      Due to affiliates                                                (27)         24
         Net cash provided by operating activities                     183         226
Cash flows from investing activities:
  Property improvements and replacements                               (86)     (1,862)
  Net proceeds from sale of discontinued operations                     --       2,547
  Insurance proceeds received                                            9          --
         Net cash (used in) provided by investing activities           (77)        685
Cash flows from financing activities:
  Advances from affiliates                                             145       1,393
  Payments on advances from affiliates                                (648)     (2,272)
  Payments on mortgage notes payable                                  (149)       (103)
  Loan costs paid                                                       --          (8)
         Net cash used in financing activities                        (652)       (990)

Net decrease in cash and cash equivalents                             (546)        (79)
Cash and cash equivalents at beginning of period                       746         591

Cash and cash equivalents at end of period                          $ 200       $ 512

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 291       $ 376

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable        $ --        $ 82
  Mortgage assumed by buyer on sale of discontinued operations      $ --       $ 6,899

At December 31, 2002, approximately $527,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2003.


         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $76,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $45,000 and $70,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 for the three months ended March 31, 2003. There were no such fees during the three months ended March 31, 2004. The fees are calculated based on a percentage of current additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $145,000 and $1,393,000 during the three months ended March 31, 2004 and 2003, respectively, to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. The Partnership repaid approximately $648,000 and $2,272,000 during the same periods. At March 31, 2004, the amount of the outstanding loans and accrued interest was approximately $8,103,000. Interest is charged at prime plus 1%, or 5% at March 31, 2004. Interest expense was approximately $110,000 and $88,000 for the three months ended March 31, 2004 and 2003, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership. Subsequent to March 31, 2004, the Partnership received an advance of approximately $195,000 to pay franchise and non-resident withholding taxes.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. Approximately $18,000 is accrued at March 31, 2004 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $32,000. The Partnership was charged approximately $54,000 for 2003.

Note C - Sale of Investment Property

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,470,000 for the three months ended March 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations in the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner. In accordance with Statement of Financial Accounting Standards No. 144, the operations of the property have been shown as loss from discontinued operations for the three months ended March 31, 2003 which includes revenues of approximately $169,000.

Note D - Casualty Gain

During the three months ended March 31, 2004, a net casualty gain of approximately $9,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of additional insurance proceeds received during the three months ended March 31, 2004.

Note E - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

Note F - Restatement of March 31, 2003 Financial Statements

During 2003, the three-year redevelopment project at Reflections Apartments was completed. During the redevelopment process, the Partnership overcapitalized interest expense and certain operating costs and understated depreciation expense during the year ended December 31, 2003 in connection with the accounting for the redevelopment. The correction of these errors was recorded in the fourth quarter of 2003. The net impact of correcting the overcapitalization of interest expense and operating costs resulted in a restatement of the first quarter of 2003 of approximately $57,000 as a net increase to expense. In addition, depreciation expense for Reflections Apartments was understated by approximately $121,000 during the first quarter of 2003. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated to reflect a reduction of operating expenses of approximately $5,000 and an increase in depreciation and interest expenses of approximately $62,000 and $121,000, respectively.

Note G - Indiana Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and 2003 is based on the property tax value as estimated by a third party property tax specialist. The property tax expense for the three months ended March 31, 2004 based on this estimate and recorded in the financial statements is approximately $60,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $109,000 of additional property taxes for the first quarter of 2004 and 2003. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                     Average Occupancy
                                                      2004       2003
      Big Walnut Apartments
         Columbus, Ohio (1)                           86%         92%
      The Trails Apartments
         Nashville, Tennessee                         92%         94%
      Reflections Apartments
         Indianapolis, Indiana (2)                    81%         57%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to a slow economy in the Columbus, Ohio area combined with high employee turnover at the property.

(2) The Managing General Partner attributes the increase in occupancy at Reflections Apartments to the completion of a major renovation project during 2003. The project enhanced the appearance of the property to attract desirable tenants.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $241,000 compared to net income of approximately $5,220,000 for the three months ended March 31, 2003. The decrease in net income was primarily due to a gain on the sale of LaFontenay I and II Apartments recognized in 2003.

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,470,000 for the three months ended March 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations in the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner. In accordance with Statement of Financial Accounting Standards No. 144, the operations of the property have been shown as loss from discontinued operations for the three months ended March 31, 2003 which includes revenues of approximately $169,000.

Excluding the gain on sale of discontinued operations and loss from discontinued operations, the Partnership's loss from continuing operations for the three months ended March 31, 2004 was approximately $241,000 compared to loss from continuing operations of approximately $48,000 for the three months ended March 31, 2003. The increase in loss from continuing operations was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is due to increases in operating, depreciation and interest expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in advertising and property expenses and property management fees partially offset by a decrease in administrative expenses. Advertising expense increased primarily due to increased marketing efforts at Reflections Apartments after completion of the renovation project. Property expenses increased due to increases in payroll and related benefits at Reflections and Big Walnut Apartments and a decrease in capitalized operating costs related to the renovation project at Reflections Apartments in 2003 partially offset by a decrease in utility costs at Reflections and The Trails Apartments. Property management fees increased due to an increase in total revenues at Reflections Apartments resulting from the completion of the renovation project. Administrative expenses decreased due to an early exit fee accrual recorded at Reflections Apartments during the first quarter of 2003. Depreciation expense increased due to fixed assets being placed into service over the past year at Reflections Apartments as a result of the renovation project. Interest expense increased due to higher average loan balances due to an affiliate of the Managing General Partner in 2004 and a decrease in interest expense capitalized as part of the renovation project at Reflections Apartments.

General and administrative expenses decreased for the three months ended March 31, 2004 due to a decrease in management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are the costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in rental income and casualty gain partially offset by a decrease in other income. Rental income increased due to a significant increase in occupancy at Reflections Apartments and a decrease in bad debt expense at The Trails and Big Walnut Apartments partially offset by decreases in average rental rates and occupancy at The Trails and Big Walnut Apartments. Other income decreased due to a decrease in late charges at Big Walnut Apartments partially offset by an increase in lease cancellation fees and utilities reimbursements at Reflections Apartments.

During the three months ended March 31, 2004, a net casualty gain of approximately $9,000 was recorded at Big Walnut Apartments. The casualty gain was related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of additional insurance proceeds received during the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $200,000 compared to approximately $512,000 at March 31, 2003.
Cash and cash equivalents decreased approximately $546,000 since December 31, 2003 due to approximately $652,000 of cash used in financing activities and approximately $77,000 of cash used in investing activities partially offset by approximately $183,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and payments on advances from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds from the casualty at Big Walnut Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $33,000 of capital improvements at Big Walnut Apartments, consisting primarily of building improvements and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $105,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The Trails Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $12,000 of capital improvements at The Trails Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $124,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Reflections Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $41,000 of capital improvements at Reflections Apartments consisting primarily of office computers, furniture and fixtures, building improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $279,000 in capital improvements during the remainder of 2004.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $13,449,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. The mortgage note has a call option which allows for the lender to declare the outstanding principal of the loan due and payable on February 1, 2009 and on every fifth anniversary thereafter. The mortgage indebtedness encumbering The Trails and Big Walnut Apartments of approximately $9,401,000 matures in 2007 and 2009 at which time balloon payments are required. The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the three months ended March 31, 2004 or 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the significant amounts due to the Managing General Partner at March 31, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units ("Units") in the Partnership representing 50.66% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of
                                    Davidson Diversified
                                    Properties, Inc., equivalent
                                    of the chief executive officer
                                    of the Partnership

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.