Form 10QSB
period 2004-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2004-08-16
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                  Davidson Diversified Real Estate II, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 400
   Receivables and deposits                                                      209
   Restricted escrows                                                             86
   Other assets                                                                  581
   Investment properties:
      Land                                                    $ 1,953
      Buildings and related personal property                   48,309
                                                                50,262
      Less accumulated depreciation                            (23,884)       26,378
                                                                            $ 27,654

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 6
   Tenant security deposit liabilities                                           163
   Accrued property taxes                                                        359
   Other liabilities                                                             253
   Due to affiliates (Note B)                                                  8,402
   Mortgage notes payable                                                     22,685

Partners' Deficit
   General partners                                            $ (202)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (4,012)       (4,214)
                                                                            $ 27,654


         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                 2004        2003         2004          2003
Revenues:                                                 (Restated)                 (Restated)

  Rental income                              $  1,485     $  1,342    $   2,927     $   2,603
  Other income                                    160           70          326           285
  Casualty gain (Note D)                           --            8            9             8
       Total revenues                           1,645        1,420        3,262         2,896

Expenses:
  Operating                                       711          564        1,504         1,161
  General and administrative                      115           75          177           156
  Depreciation                                    692          466        1,216           904
  Interest                                        344          302          700           578
  Property taxes                                  129          151          252           283
       Total expenses                           1,991        1,558        3,849         3,082

Loss from continuing operations                  (346)        (138)        (587)         (186)
Loss from discontinued operations                 (47)          --          (47)         (202)
Gain on sale of discontinued
  operations (Note C)                              --           73           --         5,543

Net (loss) income                            $   (393)    $    (65)    $   (634)    $   5,155

Net (loss) income allocated to general
  partners                                   $     (8)    $      3     $    (13)    $     419
Net (loss) income allocated to limited
  partners                                       (385)         (68)        (621)        4,736

                                             $   (393)    $    (65)    $   (634)    $   5,155
Per limited partnership unit:
  Loss from continuing operations            $(276.91)    $(110.27)    $(469.68)    $ (148.66)
  Loss from discontinued operations            (37.57)          --       (37.57)      (161.73)
  Gain on sale of discontinued operations          --        54.73           --      4,178.88

Net (loss) income                            $(314.48)    $ (55.54)    $(507.25)    $3,868.49


         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2003                  1,224.25        $ (189)     $(3,391)   $(3,580)

Net loss for the six months
   ended June 30, 2004                      --           (13)        (621)      (634)

Partners' deficit at
   June 30, 2004                      1,224.25        $ (202)     $(4,012)   $(4,214)

         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                     2004     2003
                                                                            (Restated)
Cash flows from operating activities:
  Net (loss) income                                               $ (634)     $ 5,155
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   1,216         948
     Casualty gain                                                     (9)         (8)
     Gain on sale of discontinued operations                           --      (5,543)
     Loss on early extinguishment of debt                              --          68
     Amortization of debt discounts and loan costs                     56         141
     Change in accounts:
      Receivables and deposits                                        351         (86)
      Other assets                                                   (138)        (88)
      Accounts payable                                               (153)       (126)
      Tenant security deposit liabilities                              (4)        (21)
      Accrued property taxes                                         (158)         76
      Other liabilities                                               (84)       (126)
      Due to affiliate                                                 46         119
         Net cash provided by operating activities                    489         509

Cash flows from investing activities:
  Property improvements and replacements                             (239)     (3,318)
  Net proceeds from sale of investment property                        --       2,547
  Insurance proceeds received                                           9          13
  Net deposits to restricted escrows                                   (1)         --
         Net cash used in investing activities                       (231)       (758)

Cash flows from financing activities:
  Advances from affiliates                                            405       3,176
  Payments on advances from affiliates                               (682)     (2,778)
  Payments on mortgage notes payable                                 (327)       (221)
  Loan costs paid                                                      --          (8)
         Net cash (used in) provided by financing activities         (604)        169

Net decrease in cash and cash equivalents                            (346)        (80)
Cash and cash equivalents at beginning of period                      746         591
Cash and cash equivalents at end of period                         $ 400       $ 511

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 535       $ 580
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ --        $ 856
  Mortgage assumed by buyer on sale of investment property         $ --       $ 6,899

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

         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $144,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $91,000 and $117,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 for the six months ended June 30, 2003. There were no such fees during the six months ended June 30, 2004. The fees are calculated based on a percentage of current additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $405,000 and $3,176,000 during the six months ended June 30, 2004 and 2003, respectively, to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. The Partnership repaid approximately $682,000 and $2,778,000 during the same periods.

At June 30, 2004, the amount of the outstanding advances and accrued interest was approximately $8,402,000. Interest is charged at prime plus 1%, or 5.00% at June 30, 2004. Interest expense was approximately $213,000 and $186,000 for the six months ended June 30, 2004 and 2003, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. Approximately $18,000 is accrued at June 30, 2004 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $54,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to a third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,543,000 for the six months ended June 30, 2003. The additional gain of approximately $73,000 recorded during the three months ended June 30, 2003 was due to the write off of an accrual for additional sale related expenses that was not needed. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations in the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner. In accordance with Statement of Financial Accounting Standards No. 144, the operations of the property have been shown as loss from discontinued operations for the six months ended June 30, 2003, which includes revenues of approximately $169,000.

Note D - Casualty Gain

During the six months ended June 30, 2004, a net casualty gain of approximately $9,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of additional insurance proceeds received during the six months ended June 30, 2004.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

Note F - Restatement of June 30, 2003 Financial Statements

During 2003, the three-year redevelopment project at Reflections Apartments was completed. During the redevelopment process, the Partnership overcapitalized interest expense and certain operating costs and understated depreciation expense during the year ended December 31, 2003 in connection with the accounting for the redevelopment. The correction of these errors was recorded in the fourth quarter of 2003. The net impact of correcting the overcapitalization of interest expense and operating costs resulted in a restatement of the three and six months ended June 30, 2003, of approximately $79,000 and $195,000, respectively, as a net increase to expense. In addition, depreciation expense for Reflections Apartments was understated for the three and six months ended June 30, 2003 by approximately $86,000 and $148,000, respectively. Accordingly, the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect a reduction of operating expenses of approximately $0 and $5,000, an increase in depreciation of approximately $86,000 and $148,000 and an increase in interest expense of approximately $79,000 and $200,000, respectively.

Note G - Indiana Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and 2003 is based on the property tax value as estimated by a third party property tax specialist. The property tax expense for the six months ended June 30, 2004 based on this estimate and recorded in the financial statements is approximately $121,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $131,000 of additional property taxes for the first six months of 2004 and all of 2003. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                     Average Occupancy
                                                      2004       2003
      Big Walnut Apartments
         Columbus, Ohio (1)                           82%         93%
      The Trails Apartments
         Nashville, Tennessee                         94%         95%
      Reflections Apartments
         Indianapolis, Indiana (2)                    84%         60%

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $393,000 and $634,000 compared to net loss of approximately $65,000 and net income of approximately $5,155,000 for the three and six months ended June 30, 2003, respectively. The increase in net loss for the three months period and the decrease in net income for the six month period were primarily due to a gain on the sale of LaFontenay I and II Apartments recognized in 2003.

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to a third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,543,000 for the six months ended June 30, 2003. The additional gain of approximately $73,000 recorded during the three months ended June 30, 2003 was due to the write off of an accrual for additional sale related expenses that was not needed. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in the loss from discontinued operations in the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner. In accordance with Statement of Financial Accounting Standards No. 144, the operations of the property have been shown as loss from discontinued operations for the six months ended June 30, 2003 which includes revenues of approximately $169,000. Included in discontinued operations for the three and six months ended June 30, 2004 is approximately $47,000 of city income taxes related to the sale of LaFontenay I and II Apartments.

Excluding the gain on sale of discontinued operations and loss from discontinued operations, the Partnership's loss from continuing operations for the three and six months ended June 30, 2004 was approximately $346,000 and $587,000 compared to loss from continuing operations of approximately $138,000 and $186,000 for the three and six months ended June 30, 2003, respectively. The increase in loss from continuing operations for both periods was due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total expenses for the three and six month periods is due to increases in operating, general and administrative, depreciation, and interest expenses partially offset by a decrease in property tax expenses. Operating expenses increased due to increases in advertising, property, and maintenance expenses, partially offset by a decrease in administrative expense. Advertising expense increased primarily due to increased marketing efforts at Reflections Apartments after completion of the renovation project. Property expenses increased due to increases in payroll and related benefits at Reflections and Big Walnut Apartments partially offset by a decrease in utility costs at Reflections Apartments. Maintenance expenses increased due to a decrease in construction period operation costs at Reflections Apartments and increases in contract labor and parts and supplies at Big Walnut and Reflections Apartments. Administrative expenses decreased due to an early exit fee accrual recorded at Reflections Apartments during 2003. Depreciation expense for both periods increased due to fixed assets being placed into service over the past year at Reflections Apartments as a result of the renovation project. Interest expense increased due to higher average loan balances due to an affiliate of the Managing General Partner in 2004 and a decrease in interest expense capitalized as part of the renovation project at Reflections Apartments. Property tax expense decreased due to a decrease in the estimated tax accrual for Reflections Apartments, which is located in Indiana.

General and administrative expenses increased for the three and six months ended June 30, 2004 due to the payment of estimated income taxes to the states of Tennessee and Kentucky. Included in general and administrative expenses for 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are the costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues for both periods increased due to increases in rental and other income. Rental income increased due to an increase in occupancy at Reflections Apartments and a decrease in bad debt expense at all of the Partnership's investment properties partially offset by decreases in occupancy at Big Walnut and The Trails Apartments and a decrease in the average rental rate at Big Walnut Apartments. Other income increased due to an increase in lease cancellation fees and utility reimbursements at Reflections Apartments.

During the six months ended June 30, 2004, a net casualty gain of approximately $9,000 was recorded at Big Walnut Apartments. The casualty gain was related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of additional insurance proceeds received during the six months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $400,000 compared to approximately $511,000 at June 30, 2003. Cash and cash equivalents decreased approximately $346,000 since December 31, 2003 due to approximately $604,000 of cash used in financing activities and approximately $231,000 of cash used in investing activities partially offset by approximately $489,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and payments on advances from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow accounts partially offset by insurance proceeds from the casualty at Big Walnut Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Big Walnut Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $142,000 of capital improvements at Big Walnut Apartments, consisting primarily of parking lot improvements, fencing upgrades, building improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $40,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The Trails Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $35,000 of capital improvements at The Trails Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $103,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Reflections Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $62,000 of capital improvements at Reflections Apartments consisting primarily of office computers, furniture and fixtures, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $258,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $13,371,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. The mortgage note has a call option which allows for the lender to declare the outstanding principal of the loan due and payable on February 1, 2009 and on every fifth anniversary thereafter. The mortgage indebtedness encumbering Big Walnut and The Trails Apartments of approximately $9,314,000 matures in 2007 and 2009 at which time balloon payments are required. The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the six months ended June 30, 2004 or 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the significant amounts due to the Managing General Partner at June 30, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 620.25 limited partnership units ("Units") in the Partnership representing 50.66% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on June 14, 2004 a tender offer was made by AIMCO Properties, L.P. to purchase any and all of the Units not owned by affiliates of AIMCO for a purchase price of $4,106.18 per Unit. The tender offer expired on August 13, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 50.66% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See attached Exhibit Index.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.


                                    By:   Davidson Diversified Properties,
                                          Inc.
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President



                                    Date: August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of
                                    Davidson Diversified
                                    Properties, Inc., equivalent
                                    of the chief executive officer
                                    of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 16, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Davidson
                                    Diversified Properties, Inc.,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 16, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.