Form 10QSB
period 2004-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2004-11-15
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 252
   Receivables and deposits                                                      366
   Restricted escrows                                                             86
   Other assets                                                                  535
   Investment properties:
      Land                                                    $ 1,953
      Buildings and related personal property                   48,721
                                                                50,674
      Less accumulated depreciation                            (24,506)       26,168
                                                                            $ 27,407

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 240
   Tenant security deposit liabilities                                           152
   Accrued property taxes                                                        354
   Other liabilities                                                             187
   Due to affiliates (Note B)                                                  8,366
   Mortgage notes payable                                                     22,520

Partners' Deficit
   General partners                                            $ (206)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (4,206)       (4,412)
                                                                            $ 27,407


         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                                 2004        2003         2004          2003
Revenues:                                                 (Restated)                 (Restated)
  Rental income                                $ 1,593      $ 1,405      $ 4,520      $ 4,008
  Other income                                      149         127           475          412
  Casualty gain (Note D)                             --          --             9            8
       Total revenues                             1,742       1,532         5,004        4,428

Expenses:
  Operating                                       1,039         824         2,543        1,985
  General and administrative                         52          71           229          227
  Depreciation                                      622         511         1,838        1,415
  Interest                                          368         338         1,068          916
  Property taxes                                   (141)        157           111          440
       Total expenses                             1,940       1,901         5,789        4,983

Loss from continuing
  operations                                       (198)       (369)         (785)        (555)
Loss from discontinued operations                    --          (6)          (47)        (208)
Gain on sale of discontinued
  operations (Note C)                                --           2            --        5,545

Net (loss) income                               $ (198)     $ (373)      $ (832)      $ 4,782

Net (loss) income allocated to general
  partners                                       $ (4)       $ (6)        $ (17)       $ 413
Net (loss) income allocated to limited
  partners                                         (194)       (367)         (815)       4,369

                                                $ (198)     $ (373)      $ (832)      $ 4,782
Per limited partnership unit:
  Loss from continuing
    operations                                 $(158.46)   $(295.69)    $ (628.14)   $ (444.35)
  Loss from discontinued operations                  --       (4.90)       (37.57)     (166.63)
  Gain on sale of discontinued operations            --        0.82            --     4,179.70

Net (loss) income                              $(158.46)   $(299.77)    $ (665.71)   $ 3,568.72

         See Accompanying Notes to Consolidated Financial Statements


                  Davidson Diversified Real Estate II, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2003                  1,224.25        $ (189)     $(3,391)   $(3,580)

Net loss for the nine months
   ended September 30, 2004                 --           (17)        (815)      (832)

Partners' deficit at
   September 30, 2004                 1,224.25        $ (206)     $(4,206)   $(4,412)

         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2004     2003
                                                                            (Restated)
Cash flows from operating activities:
  Net (loss) income                                               $ (832)     $ 4,782
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   1,838       1,459
     Casualty gain                                                     (9)         (8)
     Gain on sale of discontinued operations                           --      (5,545)
     Loss on early extinguishment of debt                              --          68
     Amortization of debt discounts and loan costs                     86         208
     Change in accounts:
      Receivables and deposits                                        194         245
      Other assets                                                   (109)       (106)
      Accounts payable                                               (83)        (102)
      Tenant security deposit liabilities                             (15)          2
      Accrued property taxes                                         (163)         78
      Other liabilities                                              (150)        (25)
      Due to affiliate                                                 10         223
         Net cash provided by operating activities                    767       1,279

Cash flows from investing activities:
  Property improvements and replacements                             (487)     (5,585)
  Net proceeds from sale of investment property                        --       2,547
  Insurance proceeds received                                           9          13
  Net deposits to restricted escrows                                   (1)         --
         Net cash used in investing activities                       (479)     (3,025)

Cash flows from financing activities:
  Advances from affiliates                                            405       5,190
  Payments on advances from affiliates                               (682)     (2,936)
  Payments on mortgage notes payable                                 (505)       (517)
  Loan costs paid                                                      --         (10)
         Net cash (used in) provided by financing activities         (782)      1,727

Net decrease in cash and cash equivalents                            (494)        (19)
Cash and cash equivalents at beginning of period                      746         591
Cash and cash equivalents at end of period                         $ 252       $ 572

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 983       $ 729
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 164      $ 1,057
  Mortgage assumed by buyer on sale of investment property         $ --       $ 6,899

At December 31, 2002, approximately $527,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2003.

         See Accompanying Notes to Consolidated Financial Statements

                  Davidson Diversified Real Estate II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $245,000 and $233,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $151,000 and $174,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $21,000 and $3,000 for the nine months ended September 30, 2004 and 2003, respectively. The fees are calculated based on a percentage of current additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $405,000 and $5,190,000 during the nine months ended September 30, 2004 and 2003, respectively, to cover operational expenses and to assist in the closing of the refinancing required at Reflections Apartments. The Partnership repaid approximately $682,000 and $2,936,000 during the same periods.

At September 30, 2004, the amount of the outstanding advances and accrued interest was approximately $8,366,000. Interest is accrued at prime plus 1%, or 5.75% at September 30, 2004. Interest expense was approximately $326,000 and $297,000 for the nine months ended September 30, 2004 and 2003, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership. Subsequent to September 30, 2004, the Partnership received an advance of approximately $86,000 to pay operating expenses at Big Walnut Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. Approximately $18,000 is accrued at September 30, 2004 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $89,000 and $54,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to a third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,545,000 for the nine months ended September 30, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in loss from discontinued operations in the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner. In accordance with Statement of Financial Accounting Standards No. 144, the operations of the property have been shown as loss from discontinued operations for the nine months ended September 30, 2003, which includes revenues of approximately $179,000. Included in discontinued operations for the nine months ended September 30, 2004 is approximately $47,000 of city income taxes related to the sale of LaFontenay I and II Apartments.

Note D - Casualty Gains

During the nine months ended September 30, 2003 a net casualty gain of approximately $8,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire at the property in March 2003 that damaged two apartment units. The gain was the result of insurance proceeds received of approximately $13,000 less the net book value of the damaged property of approximately $5,000. During the nine months ended September 30, 2004, the Partnership received additional proceeds of approximately $9,000, which were recognized as a casualty gain.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note F - Restatement of September 30, 2003 Financial Statements

During 2003, the three-year redevelopment project at Reflections Apartments was completed. During the redevelopment process, the Partnership overcapitalized interest expense and certain operating costs and understated depreciation expense during the year ended December 31, 2003 in connection with the accounting for the redevelopment. The correction of these errors was recorded in the fourth quarter of 2003. The net impact of correcting the overcapitalization of interest expense and operating costs resulted in a restatement of the three and nine months ended September 30, 2003, of approximately $81,000 and $276,000, respectively, as a net increase to expense. In addition, depreciation expense for Reflections Apartments was understated for the three and nine months ended September 30, 2003 by approximately $181,000 and $329,000, respectively. Accordingly, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect a reduction of operating expenses of approximately $0 and $5,000, an increase in depreciation of approximately $181,000 and $329,000 and an increase in interest expense of approximately $81,000 and $281,000, respectively.

Note G - Indiana Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and 2003 was based on the property tax value as estimated by a third party property tax specialist. During September 2004, the Partnership was successful in its appeal and the assessed value of Reflections Apartments was reduced for tax years 2002, 2003 and 2004. During the three months ended September 30, 2004 the Partnership recorded a receivable of approximately $137,000 for a refund related to 2002 taxes paid in 2003 and reduced the accruals for remaining 2003 taxes and estimated 2004 taxes by approximately $81,000 and $41,000, respectively.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                     Average Occupancy
                                                      2004       2003
      Big Walnut Apartments
         Columbus, Ohio (1)                           81%         92%
      The Trails Apartments
         Nashville, Tennessee                         95%         96%
      Reflections Apartments
         Indianapolis, Indiana (2)                    87%         63%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to a slow economy in the Columbus, Ohio area combined with high employee turnover.

(2) The Managing General Partner attributes the increase in occupancy at Reflections Apartments to the completion of a major renovation project during 2003. The project enhanced the appearance of the property to attract desirable tenants.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $198,000 and $832,000, respectively, compared to net loss of approximately $373,000 and net income of approximately $4,782,000 for the corresponding periods in 2003. The decrease in net loss for the three months ended September 30, 2004 was due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net income for the nine months ended September 30, 2004 is primarily due to the gain on the sale of LaFontenay I and II Apartments in 2003 as well as an increase in total expenses partially offset by an increase in total revenues and a decrease in loss from discontinued operations.

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to a third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,545,000 for the nine months ended September 30, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in loss from discontinued operations in the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to the Managing General Partner. In accordance with Statement of Financial Accounting Standards No. 144, the operations of the property have been shown as loss from discontinued operations for the nine months ended September 30, 2003, which includes revenues of approximately $179,000. Included in discontinued operations for the nine months ended September 30, 2004 is approximately $47,000 of city income taxes related to the sale of LaFontenay I and II Apartments.

Excluding the gain on sale of discontinued operations and loss from discontinued operations, the Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $198,000 and $785,000 compared to loss from continuing operations of approximately $369,000 and $555,000 for the three and nine months ended September 30, 2003, respectively. The decrease in loss from continuing operations for the three months ended September 30, 2004 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in loss from continuing operations for the nine months ended September 30, 2004 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues for both periods increased due to increases in rental and other income. Rental income increased due to an increase in occupancy at Reflections Apartments partially offset by decreases in occupancy at Big Walnut and The Trails Apartments and a decrease in the average rental rate at Big Walnut Apartments. Other income increased due to an increase in lease cancellation fees and utility reimbursements at Reflections Apartments.

Total expenses for both periods increased due to increases in operating, depreciation, and interest expenses partially offset by a decrease in property tax expense. Operating expense increased due to increases in advertising, property, insurance and maintenance expenses. Advertising expense increased primarily due to increased marketing efforts at Reflections Apartments after completion of the renovation project. Property expenses increased due to increases in payroll and related benefits at Reflections and Big Walnut Apartments partially offset by a decrease in utility costs at Reflections Apartments. Insurance expense increased due to an increase in the cost of hazard insurance at Big Walnut Apartments. Maintenance expense increased due to a decrease in operating expenses capitalized as part of the renovation project at Reflections Apartments and increases in contract labor and parts and supplies at Big Walnut and Reflections Apartments. Depreciation expense increased due to fixed assets being placed into service over the past year at Reflections Apartments as a result of the renovation project. Interest expense increased due to higher average loan balances due to an affiliate of the Managing General Partner in 2004 and a decrease in interest expense capitalized as part of the renovation project at Reflections Apartments. Property tax expense decreased due to a decrease in the estimated tax accrual for Reflections Apartments, as discussed below.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and 2003 was based on the property tax value as estimated by a third party property tax specialist. During September 2004, the Partnership was successful in its appeal and the assessed value of Reflections Apartments was reduced for tax years 2002, 2003 and 2004. During the three months ended September 30, 2004 the Partnership recorded a receivable of approximately $137,000 for a refund related to 2002 taxes paid in 2003 and reduced the accruals for remaining 2003 taxes and estimated 2004 taxes by approximately $81,000 and $41,000, respectively.

Included in general and administrative expenses for 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are the costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the nine months ended September 30, 2003 a net casualty gain of approximately $8,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire at the property in March 2003 that damaged two apartment units. The gain was the result of insurance proceeds received of approximately $13,000 less the net book value of the damaged property of approximately $5,000. During the nine months ended September 30, 2004, the Partnership received additional proceeds of approximately $9,000, which were recognized as a casualty gain.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $252,000 compared to approximately $572,000 at September 30, 2003. Cash and cash equivalents decreased approximately $494,000 since December 31, 2003 due to approximately $479,000 of cash used in investing activities and approximately $782,000 of cash used in financing activities partially offset by approximately $767,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow accounts partially offset by insurance proceeds from the casualty at Big Walnut Apartments. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and payments on advances from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Big Walnut Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $453,000 of capital improvements at Big Walnut Apartments, consisting primarily of parking lot improvements, fencing and gutter upgrades, building improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $202,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The Trails Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $79,000 of capital improvements at The Trails Apartments, consisting primarily of major landscaping and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $59,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Reflections Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $119,000 of capital improvements at Reflections Apartments consisting primarily of office computers and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $204,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $13,293,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. The mortgage note has a call option which allows for the lender to declare the outstanding principal of the loan due and payable on February 1, 2009 and on every fifth anniversary thereafter. The mortgage indebtedness encumbering Big Walnut and The Trails Apartments of approximately $9,227,000 matures in 2007 and 2009 at which time balloon payments are required. The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the nine months ended September 30, 2004 or 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the significant amounts due to the Managing General Partner at September 30, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS


            See attached Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.


                                    By:   Davidson Diversified Properties,Inc.
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President



                                    Date: November 15, 2004

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

Date:  November 15, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of
                                    Davidson Diversified
                                    Properties, Inc., equivalent
                                    of the chief executive officer
                                    of the Partnership

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

Date: November 15, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 15, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 15, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.