Form 10KSB
period 2004-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2005-03-31
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $6,736,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Partnership acquired eight existing multifamily residential and commercial properties of which three have been sold and two have been foreclosed upon by the mortgage holder. The last commercial shopping center was sold on December 30, 1999. As of December 31, 2004, the Partnership owned and operated three multifamily residential properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2004 and 2003.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties as of December 31, 2004:

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

                           Gross
                          Carrying   Accumulated   Depreciable              Federal
Property                   Value    Depreciation      Life      Method     Tax Basis
                              (in thousands)                            (in thousands)

Big Walnut Apartments     $10,730      $ 7,099      5-25 yrs      S/L       $ 2,353

The Trails Apartments       9,959        6,830      5-25 yrs      S/L         1,431

Reflections Apartments     30,159       11,207      5-25 yrs      S/L        18,689
                          $50,848      $25,136                              $22,473

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period     Maturity      Due At
       Property             2004         Rate     Amortized     Date       Maturity
                       (in thousands)                                   (in thousands)

Big Walnut Apartments     $ 5,442         (1)    360 months   09/15/07     $ 5,042

The Trails Apartments       4,455        (2)     240 months   12/01/09       3,010

Reflections Apartments     13,213     4.17% (3)  300 months   01/01/29          --
Totals                     23,110                                          $ 8,052
Less unamortized
  discounts                  (657)

Total                     $22,453

(1)   Adjustable   interest   rate  is  based  on  the  Fannie  Mae   discounted
      mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

(2) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2004 was 4.23%.

(3)   Fixed rate mortgage.

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

The mortgage discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 6.34% for The Trails Apartments.

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

The Partnership refinanced the mortgage encumbering Big Walnut Apartments during 2002. During the year ended December 31, 2003, the Partnership capitalized an additional $10,000 in loan costs related to the refinancing.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                          Average Annual             Average
                                           Rental Rates             Occupancy
                                            (per unit)
Property                                 2004        2003        2004       2003

Big Walnut Apartments (1)               $6,592      $6,725        80%        92%
The Trails Apartments                    6,810       6,729        95%        96%
Reflections Apartments (2)               6,424       6,225        89%        67%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to a slow economy in the Columbus, Ohio area combined with lower rates for home mortgages.

(2) The Managing General Partner attributes the increase in occupancy at Reflections Apartments to the completion of a major renovation project during 2003. The project enhanced the appearance of the property to attract desirable tenants.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. As of December 31, 2004, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                                2004            2004
                                                Taxes           Rates
                                           (in thousands)

       Big Walnut Apartments                    $ 137           6.00%
       The Trails Apartments                      126           3.84%
       Reflections Apartments                     161           1.65%

Capital Improvements

Big Walnut Apartments:

During the year ended December 31, 2004, the Partnership completed approximately $643,000 of capital expenditures at Big Walnut Apartments consisting primarily of floor covering and appliance replacements, parking lot improvements, major landscaping and gutter installation. These improvements were funded from operating cash flow and advances from the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well replacement reserves and anticipated cash flow generated by the property.

The Trails:

During the year ended December 31, 2004, the Partnership completed approximately $100,000 of capital expenditures at The Trails Apartments consisting primarily of appliance and floor covering replacements, major landscaping, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

Reflections:

During the year ended December 31, 2004, the Partnership completed approximately $82,000 in capital expenditures at Reflections Apartments consisting primarily of office computers and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 Limited Partnership Units ("Units") aggregating $24,485,000. As of December 31, 2004 there were 738 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 656.50 units or 53.62% of the outstanding Units at December 31, 2004. There is no established market for the Units and it is not anticipated that any will develop in the future.

No cash distributions were made to the partners during 2004 or 2003. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the recently completed rehabilitation project at Reflections Apartments and the significant amount due to the Managing General Partner at December 31, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend on a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss was approximately $1,218,000 for the year ended December 31, 2004 compared to net income of approximately $4,029,000 for the year ended December 31, 2003. The decrease in net income for the year ended December 31, 2004 was primarily due to the recognition of a gain on the sale of LaFontenay I and II Apartments in 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of LaFontenay I and II Apartments for the years ended December 31, 2004 and 2003 have been shown as loss from discontinued operations due to the sale of the property in 2003.

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,545,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in loss from discontinued operations on the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to an affiliate of the Managing General Partner. The property's operations, a loss of approximately $208,000 for the year ended December 31, 2003, includes revenues of approximately $179,000. Included in discontinued operations for the year ended December 31, 2004 is approximately $47,000 of city income taxes related to the sale of LaFontenay I and II Apartments.

Excluding the gain on sale of discontinued operations and loss from discontinued operations, the Partnership's loss from continuing operations was approximately $1,171,000 and $1,308,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in loss from continuing operations was due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased due to an increase in rental income. Rental income increased due to an increase in occupancy at Reflections Apartments and a decrease in bad debt expense at Reflections and Big Walnut Apartments, partially offset by a decrease in occupancy at Big Walnut Apartments.

During the year ended December 31, 2003 a net casualty gain of approximately $8,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire at the property in March 2003 that damaged two apartment units. The gain was the result of insurance proceeds received of approximately $13,000 less the net book value of the damaged property of approximately $5,000. During the year ended December 31, 2004, the Partnership received additional proceeds of approximately $9,000, which were recognized as a casualty gain.

Total expenses increased due to increases in operating and depreciation expense, partially offset by decreases in general and administrative, interest, and property tax expenses. Operating expenses increased due to increases in advertising, property and maintenance expenses. Advertising expense increased due to increased marketing efforts at Reflections Apartments after completion of the renovation project. Property expense increased due to increased payroll and related benefits and utilities at Big Walnut Apartments. Maintenance expense increased due to increases in contract labor at Big Walnut and Reflections Apartments. Depreciation expense increased due to fixed assets being placed into service during the fourth quarter of 2003 at Reflections Apartments as a result of the renovation project. Interest expense decreased due to a decrease in loan amortization costs at Reflections Apartments partially offset by an increase in the amortization of the debt discount at The Trails. Property tax expense decreased due to a decrease in the estimated tax accrual for Reflections Apartments, as discussed below.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and 2003 was based on the property tax value as estimated by a third party property tax specialist. During September 2004, the Partnership was successful in its appeal and the assessed value of Reflections Apartments was reduced for tax years 2002, 2003 and 2004. During the year ended December 31, 2004 the Partnership recorded a receivable of approximately $141,000 for a refund related to 2002 taxes paid in 2003, recorded a reduction of tax expense of approximately $81,000 for 2003 taxes paid in 2004 and reduced the accrual for estimated 2004 taxes to be paid in 2005 by approximately $41,000.

General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and a decrease in the cost of the annual audit. Also included in general and administrative expenses for both December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $696,000 compared to approximately $746,000 at December 31, 2003. Cash and cash equivalents decreased approximately $50,000 since December 31, 2003 due to approximately $773,000 of cash used in investing activities and approximately $834,000 of cash used in financing activities partially offset by approximately $1,557,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by insurance proceeds received at Big Walnut Apartments. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties and payments on advances from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership funds to cover operational expenses, real estate taxes and to assist in the closing of the refinancing required at Reflections Apartments of approximately $545,000 and $7,243,000 during the years ended December 31, 2004 and 2003, respectively. The Partnership repaid approximately $682,000 and $5,577,000 during the same periods. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $8,632,000 and is shown as due to affiliate on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 1% or 6.25% at December 31, 2004. Interest expense was approximately $452,000 and $436,000 for the years ended December 31, 2004 and 2003, respectively. The Partnership paid approximately $316,000 and $599,000 in interest during the years ended December 31, 2004 and 2003, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments.

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

The Partnership refinanced the mortgage encumbering Big Walnut Apartments during 2002. During the year ended December 31, 2003, the Partnership capitalized an additional $10,000 in loan costs related to the refinancing.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as reserves and anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $13,213,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Big Walnut Apartments of approximately $5,442,000 matures in September 2007 at which time a balloon payment of approximately $5,042,000 is required. The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The mortgage indebtedness encumbering The Trails Apartments of approximately $4,455,000 matures in December 2009 at which time a balloon payment of approximately $3,010,000 is required. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made to the partners during 2004 or 2003. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the recently completed rehabilitation project at Reflections Apartments and the significant amount due to the Managing General Partner at December 31, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm




The Partners
Davidson Diversified Real Estate II, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson
Diversified Real Estate II, L.P. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                 $ 696
   Receivables and deposits                                                      439
   Restricted escrows                                                             86
   Other assets                                                                  445
   Investment properties (Notes B,E & F):
      Land                                                    $ 1,953
      Buildings and related personal property                   48,895
                                                               50,848
      Less accumulated depreciation                            (25,136)       25,712
                                                                            $ 27,378


Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                           146
      Tenant security deposit payable                                            140
      Accrued property taxes                                                     428
      Other liabilities                                                          324
      Due to affiliates (Note D)                                               8,685
      Mortgage notes payable (Note B)                                         22,453

Partners' Deficit
   General partners                                            $ (213)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (4,585)       (4,798)
                                                                            $ 27,378

        See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                     Years Ended
                                                                    December 31,
                                                               2004           2003
Revenues:
  Rental income                                          $   6,115           $ 5,422
  Other income                                                 612                584
  Casualty gains (Note G)                                        9                  8
       Total revenues                                        6,736              6,014

Expenses:
  Operating                                                  3,338              2,882
  General and administrative                                   271                288
  Depreciation                                               2,468              2,037
  Interest                                                   1,560              1,610
  Property taxes                                               270                488
  Loss on early extinguishment of debt (Note B)                 --                 17
       Total expenses                                        7,907              7,322

Loss from continuing operations                             (1,171)             (1,308)
Loss from discontinued operations                              (47)               (208)
Gain on sale of discontinued operations (Note E)                --               5,545
Net (loss) income (Note C)                               $  (1,218)          $ 4,029

Net (loss) income allocated to general partners          $     (24)           $ 398
Net (loss) income allocated to limited partners             (1,194)              3,631
                                                         $  (1,218)          $ 4,029

Per limited partnership unit:

  Loss from continuing operations                        $ (937.72)         $(1,047.17)
  Loss from discontinued operations                         (37.57)            (166.63)
  Gain on sale of discontinued operations                       --            4,179.70
     Net (loss) income                                   $ (975.29)         $ 2,965.90

        See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,224.25       $ 1       $24,485    $24,486

Partners' deficit at
  December 31, 2002                      1,224.25      $ (587)    $(7,022)   $(7,609)

Net income for the year ended
  December 31, 2003                            --         398       3,631       4,029

Partners' deficit at
  December 31, 2003                      1,224.25        (189)     (3,391)    (3,580)

Net loss for the year ended
  December 31, 2004                            --         (24)     (1,194)    (1,218)

Partners' deficit at
  December 31, 2004                      1,224.25      $ (213)    $(4,585)   $(4,798)

        See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                     December 31,
                                                                   2004       2003
Cash flows from operating activities:
  Net (loss) income                                             $(1,218)      $4,029
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 2,468        2,080
     Amortization of discounts and loan costs                       228          278
     Loss on early extinguishment of debt                            --           85
     Gain on sale of discontinued operations                         --       (5,545)
     Casualty gain                                                   (9)          (8)
     Change in accounts:
      Receivables and deposits                                      121          (79)
      Other assets                                                  (36)        (102)
      Accounts payable                                              (57)         (18)
      Tenant security deposit liabilities                           (27)          10
      Accrued property taxes                                        (89)         (11)
      Other liabilities                                             (13)         (31)
      Due to affiliate                                              189         (166)
         Net cash provided by operating activities                1,557          522

Cash flows from investing activities:
  Property improvements and replacements                           (781)      (6,819)
  Net proceeds from sale of investment property                      --        2,547
  Insurance proceeds received                                         9           13
  Net deposits to restricted escrows                                 (1)          --
         Net cash used in investing activities                     (773)      (4,259)

Cash flows from financing activities:
  Advances from affiliates                                          545        7,243
  Payments on advances from affiliates                             (682)      (5,577)
  Payments on mortgage notes payable                               (697)        (630)
  Proceeds from debt refinancing                                     --       13,500
  Repayment of mortgage notes payable                                --      (10,379)
  Fees related to debt refinancing                                   --         (136)
  Loan costs paid                                                    --         (129)
         Net cash (used in) provided by financing activities       (834)       3,892

Net (decrease) increase in cash and cash equivalents                (50)         155
Cash and cash equivalents at beginning of year                      746          591

Cash and cash equivalents at end of year                        $   696       $ 746

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,148      $ 1,493

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable    $    44        $ --
  Mortgage assumed by buyers on sale of investment property     $    --      $ 6,899

        See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Davidson Diversified Properties, Inc (the "Managing General Partner"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO, a publicly traded real estate investment trust. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2004, the Partnership operates three apartment properties located in or near major urban areas in the United States.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operations of LaFontenay I and II Apartments for the years ended December 31, 2004 and 2003 have been shown as loss from discontinued operations due to the sale of the property in 2003.

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

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the years ended December 31, 2004 or 2003.

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

Restricted Escrow

At the time of the refinancing of Big Walnut Apartments in 2002, the Partnership was required to establish a repair escrow of approximately $85,000 to be used to complete required repairs. The balance in this account at December 31, 2004 was approximately $86,000.

Investment Properties
Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. The Partnership capitalized interest costs of approximately $155,000, tax and insurance expenses of approximately $84,000 and other construction period expenses of approximately $136,000 during the year ended December 31, 2003 with respect to the renovation project that was completed at Reflections Apartments. Total interest expense incurred before recognition of the capitalized amount was approximately $1,794,000 for the year ended December 31, 2003. During 2003, it was determined that overcapitalization of certain items occurred during 2003 and 2002. The overcapitalization was corrected in 2003 (see "Note I - Quarterly Adjustments").

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $364,000, less accumulated amortization of approximately $134,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $64,000 and $226,000 for the years ended December 31, 2004 and 2003, respectively, and is included in interest expense and loss from discontinued operations on the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $66,000 in 2005 and 2006, $58,000 in 2007 and $33,000 in 2008 and $7,000 in 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $667,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and loss from discontinued operations, was approximately $330,000 and $229,000 for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $20,720,000 at December 31, 2004.

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

Note B - Mortgage Notes Payable

                           Principal      Monthly                           Principal
                           Balance At     Payment     Stated                 Balance
                          December 31,   Including   Interest  Maturity       Due At
        Property              2004       Interest      Rate      Date        Maturity
                               (in thousands)                             (in thousands)
Big Walnut Apartments
  1st mortgage              $ 5,442        $ 26        (1)      9/15/07      $ 5,042

The Trails Apartments
  1st mortgage                4,455            38      (2)     12/01/09        3,010

Reflections Apartments
  1st mortgage               13,213            73   4.17% (3)  01/01/29           --
                             23,110        $ 137                             $ 8,052
Less unamortized
  discounts                    (657)
Total                       $22,453

(1)   Adjustable   interest   rate  is  based  on  the  Fannie  Mae   discounted
      mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

(2) Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter. The rate at December 31, 2004 was 4.23%.

(3)   Fixed rate mortgage.

The mortgage discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 6.34% for The Trails Apartments.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage note payable for Reflections Apartments includes a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The mortgage for Big Walnut Apartments is financed under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent
Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% at December 31, 2004) and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

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

The Partnership refinanced the mortgage encumbering Big Walnut Apartments during 2002. During the year ended December 31, 2003, the Partnership capitalized an additional $10,000 in loan costs related to the refinancing.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                         2005              $   740
                         2006                  769
                         2007                5,803
                         2008                  677
                         2009                3,680
                         Thereafter         11,441
                                           $23,110

Note C- Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                            2004             2003
Net (loss) income as reported           $  (1,218)        $  4,029
Add (deduct)
   Gain on sale                               --             1,552
   Casualty                                   (9)              (74)
   Depreciation differences                  709               581
   Amortization of discounts                  52                52
   Unearned income                            (9)              (17)
   Other                                    (232)              731
Federal taxable (loss) income          $    (707)        $   6,854
Federal taxable (loss) income per
  limited partnership unit             $ (565.68)        $4,065.09

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                          $ (4,798)
Land and buildings                                      2,427
Accumulated depreciation                               (5,666)
Other                                                     977

Net liabilities - Federal tax basis                  $ (7,060)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $333,000 and $317,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $228,000 and $207,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $54,000 and $8,000, respectively. The fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, the Partnership owed an affiliate of the Managing General Partner approximately $53,000 of accrued accountable administrative expenses, which is included in due to affiliates.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $10,000 for loan costs related to the refinancing of Big Walnut Apartments during the year ended December 31, 2003. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership funds to cover operational expenses, real estate taxes and capital improvements and to assist in the closing of the refinancing required at Reflections Apartments of approximately $545,000 and $7,243,000 during the years ended December 31, 2004 and 2003, respectively. The Partnership repaid approximately $682,000 and $5,577,000 during the same periods. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $8,632,000 and is shown as due to affiliate on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 1% or 6.25% at December 31, 2004. Interest expense was approximately $452,000 and $436,000 for the years ended December 31, 2004 and 2003, respectively. The Partnership paid approximately $316,000 and $599,000 in interest during the years ended December 31, 2004 and 2003, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2004 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $54,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Sale of Investment Property

On January 30, 2003, the Partnership sold LaFontenay I and II Apartments to an unaffiliated third party for $9,700,000. After payment of closing costs of approximately $254,000, and the assumption of the mortgage debt of approximately $6,899,000 by the purchaser, the net proceeds received by the Partnership were approximately $2,547,000. The sale of the property resulted in a gain on the sale of discontinued operations of approximately $5,545,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $68,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in loss from discontinued operations on the accompanying consolidated statement of operations. The Partnership used the proceeds received from the sale to make payments on the loan balances due to an affiliate of the Managing General Partner. The property's operations, a loss of approximately $208,000 for the year ended December 31, 2003 includes revenues of approximately $179,000. These amounts are included in loss from discontinued operations on the accompanying consolidated statements of operations. Included in discontinued operations for the year ended December 31, 2004 is approximately $47,000 of city income taxes related to the sale of the property.

Note F - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings        Net Cost
                                                       And Related     Capitalized
                                                        Personal      Subsequent to
  Apartment Properties      Encumbrances      Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Big Walnut Apartments         $ 5,442        $ 520       $ 6,505         $ 3,705
The Trails Apartments           4,455           586        7,054           2,319
Reflections Apartments         13,213           847        9,684          19,628
                               23,110
Less unamortized
  discounts                      (657)
Total                         $22,453       $ 1,953      $23,243         $25,652


                              Gross Amount At Which Carried
                                   At December 31, 2004
                                      (in thousands)

                            Buildings
                                And
                             Related
                             Personal          Accumulated   Date of     Date   Depreciable
    Description      Land    Property   Total  Depreciation Construction Acquired Life-Years

Apartment
Properties
Big Walnut           $ 520   $10,210   $10,730   $ 7,099      1971     03/28/85    5/25
The Trails             586     9,373     9,959     6,830    1984-1985  08/30/85    5/25
Reflections            847    29,312    30,159    11,207    1970-1975  09/30/85    5/25

Totals              $1,953   $48,895   $50,848   $25,136

Reconciliation of "Investment Properties and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 2004          2003
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $ 50,024      $ 54,265
    Property improvements                           825         6,292
    Write-offs                                       (1)          (17)
    Sale of investment property                      --       (10,516)
Balance at end of year                         $ 50,848      $ 50,024

Accumulated Depreciation
Balance at beginning of year                   $ 22,669      $ 27,242
    Additions charged to expense                  2,468         2,080
    Write-offs                                       (1)          (12)
    Sale of investment property                      --        (6,641)
Balance at end of year                         $ 25,136      $ 22,669

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $53,275,000 and $53,152,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $30,802,000 and $29,043,000, respectively.

Note G - Casualty Events

During the year ended December 31, 2003 a net casualty gain of approximately $8,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire at the property in March 2003 that damaged two apartment units. The gain was the result of insurance proceeds received of approximately $13,000 less the net book value of the damaged property of approximately $5,000. During the year ended December 31, 2004, the Partnership received additional proceeds of approximately $9,000, which were recognized as a casualty gain.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

Note I - Quarterly Adjustments

During September 2003, the three-year redevelopment project at Reflections Apartments was completed. During the redevelopment process, the Partnership overcapitalized interest expense and certain operating costs and understated depreciation expense for the years ended December 31, 2003 and 2002 in connection with the accounting for the redevelopment. The net impact of correcting the overcapitalization of interest expense and operating costs resulted in a restatement of the first three quarters of 2003 of approximately $276,000 as a net increase to expense and the recording of approximately $211,000 of 2002 capitalized costs as an increase to expense during the fourth quarter of 2003. In addition, depreciation expense for Reflections Apartments was understated by approximately $329,000 during the first three quarters of 2003. The effect of the correction of the understatement of depreciation expense and the overcapitalization of interest expense and operating costs for the 2003 quarters is as follows (in thousands):

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

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and 2003 was based on the property tax value as estimated by a third party property tax specialist. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and reduced the accrued property taxes and tax expense by approximately $73,000. During September 2004, the Partnership was successful in its appeal and the assessed value of Reflections Apartments was reduced for tax years 2002, 2003 and 2004. During the year ended December 31, 2004 the Partnership recorded a receivable of approximately $141,000 for a refund related to 2002 taxes paid in 2003, recorded a reduction of tax expense of approximately $81,000 for 2003 taxes paid in 2004 and reduced the accrual for estimated 2004 taxes to be paid in 2005 by approximately $41,000. As a result of the settlement, the Partnership reduced previously capitalized property tax expenses by approximately $74,000.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

                 Entity                   Number of Units    Percentage

Cooper River Properties, LLC                  122.75           10.03%
  (an affiliate of AIMCO)
AIMCO IPLP, L.P.                               35.75            2.92%
  (an affiliate of AIMCO)
Davidson Diversified Properties, Inc.           0.25            0.02%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        497.75           40.65%
  (an affiliate of AIMCO)

Cooper River Properties, LLC, AIMCO IPLP, L.P. and Davidson Diversified Properties, Inc., are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $333,000 and $317,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $228,000 and $207,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $54,000 and $8,000, respectively. The fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, the Partnership owed an affiliate of the Managing General Partner approximately $53,000 of accrued accountable administrative expenses, which is included in due to affiliates.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $10,000 for loan costs related to the refinancing of Big Walnut Apartments during the year ended December 31, 2003. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership funds to cover operational expenses, real estate taxes and capital improvements and to assist in the closing of the refinancing required at Reflections Apartments of approximately $545,000 and $7,243,000 during the years ended December 31, 2004 and 2003, respectively. The Partnership repaid approximately $682,000 and $5,577,000 during the same periods. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $8,632,000 and is shown as due to affiliate on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 1% or 6.25% at December 31, 2004. Interest expense was approximately $452,000 and $436,000 for the years ended December 31, 2004 and 2003, respectively. The Partnership paid approximately $316,000 and $599,000 in interest during the years ended December 31, 2004 and 2003, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover operational expenses and to assist in the refinancing of Reflections Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2004 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $54,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See attached Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $43,000 and $56,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $19,000 and $27,000, for 2004 and 2003, respectively.

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


                                    DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.


                                    By:   Davidson Diversified Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 31, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock            Director and Executive      Date: March 31, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice    Date: March 31, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President              Date: March 31, 2005
Stephen B. Waters

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

Date: March 31, 2005

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

Date:  March 31, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 31, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 31, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.