Form 10QSB
period 2005-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2005-08-15
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                                 $ 340
   Receivables and deposits                                                      520
   Restricted escrows                                                             86
   Other assets                                                                  514
   Investment properties:
      Land                                                    $ 1,953
      Buildings and related personal property                   49,421
                                                                51,374
      Less accumulated depreciation                            (26,406)       24,968
                                                                            $ 26,428

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 164
   Tenant security deposit liabilities                                           133
   Accrued property taxes                                                        315
   Other liabilities                                                             382
   Due to affiliates (Note B)                                                  8,948
   Mortgage notes payable                                                     22,136

Partners' Deficit
   General partners                                            $ (230)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (5,420)       (5,650)
                                                                            $ 26,428

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                 2005        2004         2005          2004
Revenues:

  Rental income                              $  1,585     $  1,485    $   3,141     $   2,927
  Other income                                    143          160          276           326
  Casualty gain (Note C)                           --           --           --             9
       Total revenues                           1,728        1,645        3,417         3,262

Expenses:
  Operating                                       885          711        1,752         1,504
  General and administrative                       81          115          148           177
  Depreciation                                    638          692        1,270         1,216
  Interest                                        433          344          846           700
  Property taxes                                  163          129          253           252
       Total expenses                           2,200        1,991        4,269         3,849

Loss from continuing operations                  (472)        (346)        (852)         (587)
Loss from discontinued operations                  --          (47)          --           (47)

Net loss                                     $   (472)    $   (393)    $   (852)     $   (634)

Net loss allocated to general
  partners                                   $     (9)    $     (8)    $    (17)     $    (13)
Net loss allocated to limited
  partners                                       (463)        (385)        (835)         (621)

                                             $   (472)    $   (393)    $   (852)     $   (634)
Per limited partnership unit:
  Loss from continuing operations            $(378.19)    $(276.91)    $(682.05)     $(469.68)
  Loss from discontinued operations                --       (37.57)          --        (37.57)

Net loss                                     $(378.19)    $(314.48)    $(682.05)     $(507.25)


         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2004                  1,224.25        $ (213)     $(4,585)   $(4,798)

Net loss for the six months
   ended June 30, 2005                      --           (17)        (835)      (852)

Partners' deficit at
   June 30, 2005                      1,224.25        $ (230)     $(5,420)   $(5,650)

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                     2005      2004

Cash flows from operating activities:
  Net loss                                                        $ (852)     $ (634)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   1,270       1,216
     Casualty gain                                                     --          (9)
     Amortization of debt discounts and loan costs                     83          56
     Change in accounts:
      Receivables and deposits                                         48         351
      Other assets                                                   (102)       (138)
      Accounts payable                                                (41)       (153)
      Tenant security deposit liabilities                              (7)         (4)
      Accrued property taxes                                         (113)       (158)
      Other liabilities                                               (71)        (84)
      Due to affiliate                                                238          46
         Net cash provided by operating activities                    453         489

Cash flows from investing activities:
  Property improvements and replacements                             (467)       (239)
  Insurance proceeds received                                          --           9
  Net deposits to restricted escrows                                   --          (1)
         Net cash used in investing activities                       (467)       (231)

Cash flows from financing activities:
  Advances from affiliates                                             25         405
  Payments on advances from affiliates                                 --        (682)
  Payments on mortgage notes payable                                 (367)       (327)
         Net cash used in financing activities                       (342)       (604)

Net decrease in cash and cash equivalents                            (356)       (346)
Cash and cash equivalents at beginning of period                      696         746
Cash and cash equivalents at end of period                         $ 340       $ 400

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 470       $ 535
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 103       $ --

At December 31, 2004, approximately $44,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $167,000 and $162,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $132,000 and $91,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $33,000. There were no such fees during the six months ended June 30, 2004. The fees are calculated based on a percentage of additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $25,000 and $405,000 during the six months ended June 30, 2005 and 2004, respectively, to cover capital and operational expenses and to assist in the closing of the refinancing required at Reflections Apartments in 2004. The Partnership repaid approximately $682,000 during the six months ended June 30, 2004. At June 30, 2005, the amount of the outstanding loans and accrued interest was approximately $8,948,000. Interest is charged at prime plus 1%, or 7.25% at June 30, 2005. Interest expense was approximately $291,000 and $213,000 for the six months ended June 30, 2005 and 2004, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership. Subsequent to June 30, 2005, the Partnership received approximately $107,000 in advances to pay capital improvement invoices.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. Approximately $18,000 is accrued at June 30, 2005 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $102,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the six months ended June 30, 2004, a net casualty gain of approximately $9,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of additional insurance proceeds of approximately $9,000 received during the six months ended June 30, 2004.

Note D - Indiana Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. During 2004, the Partnership successfully appealed the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills were received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for the six months ended June 30, 2004 was based on the property tax value as estimated by a third party property tax specialist. During September 2004, the Partnership was successful in its appeal and the assessed value of Reflections Apartments was reduced for the tax years 2002, 2003 and 2004. For the six months ended June 30, 2005, the property tax accrual was based on the settled value.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005 the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                     Average Occupancy
                                                      2005       2004
      Big Walnut Apartments
         Columbus, Ohio (1)                           71%         82%
      The Trails Apartments
         Nashville, Tennessee                         92%         94%
      Reflections Apartments
         Indianapolis, Indiana (2)                    90%         84%

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

Results of Operations

The Partnership net loss for the three and six months ended June 30, 2005 was approximately $472,000 and $852,000, respectively, compared to net loss of approximately $393,000 and $634,000 for the three and six months ended June 30, 2004, respectively. The increase in net loss for the three and six months ended June 30, 2005 is due to an increase in total expenses partially offset by an increase in total revenues. Total expenses for the three months ended June 30, 2005 increased due to increases in operating, interest and property tax expenses partially offset by decreases in general and administrative and depreciation expenses. Total expenses for the six months ended June 30, 2005 increased due to increases in operating, depreciation and interest expenses partially offset by a decrease in general and administrative expense. Operating expense for both periods increased due to an increase in property expense partially offset by a decrease in advertising expense. Property expense increased due to an increase in payroll and related costs at Big Walnut and The Trails Apartments.
Advertising expense decreased due to a decrease in marketing efforts at Reflections Apartments after completion of the renovation project. Interest expense for both periods increased due to higher average loan balances due to an affiliate of the Managing General Partner in 2005 and an increase in the variable interest rate on the mortgage at Big Walnut Apartments. Depreciation expense for the three months ended June 30, 2005 decreased due to an adjustment to depreciation in 2004 related to additional capitalized assets from the redevelopment of Reflections Apartments. Depreciation expense for the six months ended June 30, 2005 increased due to fixed assets being placed into service over the past year, primarily at Big Walnut Apartments. Property tax expense for the three months ended June 30, 2005 increased due to an adjustment to property tax expense related to capitalized assets from the redevelopment of Reflections Apartments.

Total revenues for both periods increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at Reflections Apartments, an increase in the average rental rates at all of the investment properties, and a decrease in bad debt expense at Reflections and Big Walnut partially offset by a decrease in occupancy at Big Walnut and The Trails Apartments. Other income decreased due to decreases in lease cancellation fees at Big Walnut Apartments and in late charges at Reflections and Big Walnut Apartments.

General and administrative expenses for both periods decreased due to estimated Tennessee franchise taxes paid in 2004. Included in general and administrative expenses for the six months ended June 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the six months ended June 30, 2004, a net casualty gain of approximately $9,000 was recorded at Big Walnut Apartments. The casualty gain was related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of additional insurance proceeds of approximately $9,000 received during the six months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $340,000 compared to approximately $400,000 at June 30, 2004. Cash and cash equivalents decreased approximately $356,000 since December 31, 2004 due to approximately $467,000 of cash used in investing activities and approximately $342,000 of cash used in financing activities partially offset by approximately $453,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties partially offset by advances received from affiliates of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $235,000 of capital expenditures at Big Walnut Apartments consisting primarily of furniture and fixtures and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Trails Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $241,000 of capital expenditures at The Trails Apartments consisting primarily of fire safety upgrades, structural upgrades, and floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $50,000 of capital expenditures at Reflections Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from an affiliate of the Managing
General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $13,052,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. The mortgage note has a call option which allows for the lender to declare the outstanding principal of the loan due and payable on February 1, 2009 and on every fifth anniversary thereafter. The mortgage indebtedness encumbering The Trails and Big Walnut Apartments of approximately $9,692,000 matures in 2007 and 2009 at which time balloon payments are required. The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $25,000 and $405,000 during the six months ended June 30, 2005 and 2004, respectively, to cover capital and operational expenses and to assist in the closing of the refinancing required at Reflections Apartments in 2004. The Partnership repaid approximately $682,000 during the six months ended June 30, 2004. At June 30, 2005, the amount of the outstanding loans and accrued interest was approximately $8,948,000. Interest is charged at prime plus 1%, or 7.25% at June 30, 2005. Interest expense was approximately $291,000 and $213,000 for the six months ended June 30, 2005 and 2004, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the six months ended June 30, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Managing General Partner at June 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005 the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

                                    Date: August 15, 2005

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

Date:  August 15, 2005

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

Date: August 15, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Davidson
                                    Diversified Properties, Inc.,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.