Form 10QSB
period 2005-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2005-11-14
CIK 750258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                 $ 439
   Receivables and deposits                                                      570
   Restricted escrows                                                             86
   Other assets                                                                  436
   Investment properties:
      Land                                                    $  1,953
      Buildings and related personal property                   49,847
                                                                51,800
      Less accumulated depreciation                            (27,090)       24,710
                                                                            $ 26,241

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 91
   Tenant security deposit liabilities                                           134
   Accrued property taxes                                                        413
   Other liabilities                                                             343
   Due to affiliates (Note B)                                                  9,291
   Mortgage notes payable, net of discount                                    21,976

Partners' Deficit
   General partners                                            $ (237)
   Limited partners (1,224.25 units issued and
      outstanding)                                              (5,770)       (6,007)
                                                                            $ 26,241

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,
                                                 2005        2004          2005          2004
Revenues:
  Rental income                                $ 1,646      $ 1,593      $ 4,787       $ 4,520
  Other income                                      155         149            431          475
  Casualty gain (Note C)                             --          --             --            9
       Total revenues                             1,801       1,742          5,218        5,004

Expenses:
  Operating                                         862       1,039          2,614        2,543
  General and administrative                         61          52            209          229
  Depreciation                                      684         622          1,954        1,838
  Interest                                          452         368          1,298        1,068
  Property taxes (Note D)                            99        (141)           352          111
       Total expenses                             2,158       1,940          6,427        5,789

Loss from continuing operations                    (357)       (198)        (1,209)        (785)
Loss from discontinued operations                    --          --             --          (47)

Net loss                                        $ (357)     $ (198)      $ (1,209)      $ (832)

Net loss allocated to general partners           $ (7)       $ (4)        $ (24)        $ (17)
Net loss allocated to limited partners             (350)       (194)        (1,185)        (815)

                                                $ (357)     $ (198)      $ (1,209)      $ (832)
Per limited partnership unit:

  Loss from continuing operations              $(285.89)   $(158.46)    $ (967.94)    $ (628.14)
  Loss from discontinued operations                  --          --            --
                                                                                      (37.57) --

Net loss                                       $(285.89)   $(158.46)    $ (967.94)    $ (665.71)

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions        1,224.25         $ 1        $24,485    $24,486

Partners' deficit at
   December 31, 2004                  1,224.25        $ (213)     $(4,585)   $(4,798)

Net loss for the nine months
   ended September 30, 2005                 --           (24)      (1,185)    (1,209)

Partners' deficit at
   September 30, 2005                 1,224.25        $ (237)     $(5,770)   $(6,007)

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2005     2004

Cash flows from operating activities:
  Net loss                                                        $(1,209)    $ (832)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   1,954       1,838
     Casualty gain                                                     --          (9)
     Amortization of debt discounts and loan costs                    126          86
     Change in accounts:
      Receivables and deposits                                         (2)        194
      Other assets                                                    (41)       (109)
      Accounts payable                                               (53)        (83)
                                                                     8           8
      Tenant security deposit liabilities                              (6)        (15)
      Accrued property taxes                                          (15)       (163)
      Other liabilities                                              (110)       (150)
      Due to affiliate                                                409          10
         Net cash provided by operating activities                  1,053         767

Cash flows from investing activities:
  Property improvements and replacements                             (954)       (487)
  Insurance proceeds received                                          --           9
  Net deposits to restricted escrows                                   --          (1)
         Net cash used in investing activities                       (954)       (479)

Cash flows from financing activities:
  Advances from affiliates                                            197         405
  Payments on advances from affiliates                                 --        (682)
  Payments on mortgage notes payable                                 (553)       (505)
         Net cash used in financing activities                       (356)       (782)


Net decrease in cash and cash equivalents                            (257)       (494)
Cash and cash equivalents at beginning of period                      696         746
Cash and cash equivalents at end of period                         $ 439       $ 252


Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 710       $ 983

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 42        $ 164

At December 31, 2004, approximately $44,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $253,000 and $245,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $224,000 and $151,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $82,000 and $21,000, respectively. The fees are calculated based on a percentage of additions to investment properties.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $197,000 and $405,000 during the nine months ended September 30, 2005 and 2004, respectively, to cover capital improvements and operational expenses for 2005 and 2004 and to assist in the closing of the refinancing required at Reflections Apartments in 2004. The Partnership repaid approximately $682,000 during the nine months ended September 30, 2004. At September 30, 2005, the amount of the outstanding loans and accrued interest was approximately $9,291,000 and is included in due to affiliates. Interest is charged at prime plus 1%, or 7.75% at September 30, 2005. Interest expense was approximately $462,000 and $326,000 for the nine months ended September 30, 2005 and 2004, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. Approximately $18,000 is accrued at September 30, 2005 and is included in other liabilities. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $102,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the nine months ended September 30, 2004, a net casualty gain of approximately $9,000 was recorded at Big Walnut Apartments. The casualty gain related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of additional insurance proceeds of approximately $9,000 received during the nine months ended September 30, 2004.

Note D - Indiana Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. During 2004, the Partnership successfully appealed the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills were received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for the nine months ended September 30, 2004 was based on the property tax value as estimated by a third party property tax specialist. During September 2004, the Partnership was successful in its appeal and the assessed value of Reflections Apartments was reduced for the tax years 2002, 2003 and 2004. For the nine months ended September 30, 2005, the property tax accrual was based on the settled value.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                     Average Occupancy
                                                      2005       2004
      Big Walnut Apartments
         Columbus, Ohio (1)                           72%         81%
      The Trails Apartments
         Nashville, Tennessee                         94%         95%
      Reflections Apartments
         Indianapolis, Indiana (2)                    92%         87%

(1) The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to an effort to improve resident quality and security issues in the surrounding area along with the slow economy in the market area.

(2) The Managing General Partner attributes the increase in occupancy at Reflections Apartments to the completion of a major renovation project during 2003 and increased training of sales staff. The project enhanced the appearance of the property to attract tenants.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $357,000 and $1,209,000, respectively, compared to a net loss of approximately $198,000 and $832,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for the three and nine months ended September 30, 2005 is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses for the three months ended September 30, 2005 increased due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in operating expense. Total expenses for the nine months ended September 30, 2005 increased due to increases in operating, depreciation, interest, and property tax expenses partially offset by a decrease in general and administrative expense. Operating expense for the three months ended September 30, 2005 decreased due to a decrease in property and maintenance expenses.  Property  expense  for the three  months  ended  September  30,  2005 decreased due to a decrease in utility costs at Big Walnut Apartments and a decrease in payroll and related benefits at Big Walnut Apartments and Reflections Apartments. Maintenance expense decreased for the three month period due to a decrease in contract labor costs at Big Walnut Apartments and Reflections Apartments, partially offset by a decrease in operating expenses capitalized as part of the renovation project at Reflections Apartments. Operating expense for the nine month period ended September 30, 2005 increased due to an increase in property expenses partially offset by decreases in advertising and maintenance expense. Property expenses for the nine months ended September 30, 2005 increased due to increases in payroll and related benefits at all of the investment properties. Advertising expense for the nine months ended September 30, 2005 decreased due to decreases in newspaper and curbside advertising at Reflections Apartments partially offset by an increase in periodical usage at Big Walnut Apartments. Maintenance expense for both periods decreased due to decreases in expenses at Reflections Apartments due to the completion of the rehabilitation project in 2004. Depreciation expense for both periods increased due to fixed assets being placed into service over the past year at Big Walnut Apartments and Reflections Apartments. Interest expense for both periods increased due to higher average balances on loans due to an affiliate of the Managing General Partner in 2005 and an increase in the variable interest rate on the mortgage at Big Walnut Apartments. Property taxes increased for both periods due to an adjustment to property tax expense related to capitalized assets from the redevelopment of Reflections Apartments and the adjustments reflected in 2004 for refunds of prior year taxes as a result of a successful appeal at Reflections Apartments.

Total revenues for the three month period increased due to an increase in rental income. Total revenues for the nine month period increased due to an increase in rental income partially offset by decreases in other income and a casualty gain recorded in 2004. Rental income increased for both periods due to an increase in occupancy at Reflections Apartments, an increase in the average rental rates at The Trails Apartments and Reflections Apartments, and a decrease in bad debt expense at Reflections Apartments partially offset by a decrease in occupancy at Big Walnut and The Trails Apartments and a decrease in the average rental rate at Big Walnut Apartments. Other income decreased for the nine month period due to a decrease in late charges at Reflections Apartments and a decrease in lease cancellation fees at Big Walnut Apartments.

General and administrative expenses for the nine months ended September 30, 2005 decreased due to Tennessee franchise taxes paid in 2004 partially offset by an increase in the management reimbursements to the Managing General Partner and the cost of the annual audit. Included in general and administrative expenses for the nine months ended September 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the nine months ended September 30, 2004, a net casualty gain of approximately $9,000 was recorded at Big Walnut Apartments. The casualty gain was related to a fire that occurred at Big Walnut Apartments that damaged two apartments in March 2003. The gain was the result of additional insurance proceeds of approximately $9,000 received during the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $439,000 compared to approximately $252,000 at September 30, 2004. Cash and cash equivalents decreased approximately $257,000 since December 31, 2004 due to approximately $954,000 of cash used in investing activities and approximately $356,000 of cash used in financing activities partially offset by approximately $1,053,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties partially offset by advances received from affiliates of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Big Walnut Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $413,000 of capital expenditures at Big Walnut Apartments consisting primarily of electrical upgrades, plumbing fixtures, parking lot upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Trails Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed
approximately   $422,000  of  capital  expenditures  at  The  Trails  Apartments consisting primarily of vinyl siding replacement, electrical upgrades, fire safety upgrades, structural upgrades, and floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $117,000 of capital expenditures at Reflections Apartments consisting primarily of floor covering replacements, major landscaping, and structural upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from an affiliate of the Managing
General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $12,970,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. The mortgage note has a call option which allows for the lender to declare the outstanding principal of the loan due and payable on February 1, 2009 and on every fifth anniversary thereafter. The mortgage indebtedness encumbering The Trails and Big Walnut Apartments of approximately $9,587,000 matures in 2007 and 2009 at which time balloon payments are required. The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

In accordance with the Partnership Agreement, the Managing General Partner advanced the Partnership approximately $197,000 and $405,000 during the nine months ended September 30, 2005 and 2004, respectively, to cover capital improvements and operational expenses for 2005 and 2004 and to assist in the closing of the refinancing required at Reflections Apartments in 2004. The Partnership repaid approximately $682,000 during the nine months ended September 30, 2004. At September 30, 2005, the amount of the outstanding loans and accrued interest was approximately $9,291,000. Interest is charged at prime plus 1%, or 7.75% at September 30, 2005. Interest expense was approximately $462,000 and $326,000 for the nine months ended September 30, 2005 and 2004, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the nine months ended September 30, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Managing General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date: November 14, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Davidson
                                    Diversified Properties, Inc.,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.