Form 10KSB
period 2005-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2006-03-30
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-14483

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

(Name of small business issuer in its charter)

Delaware	62-1207077
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes) [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $6,995,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Partnership acquired eight existing multifamily residential and commercial properties of which three have been sold and two have been foreclosed upon by the mortgage holder.  The last commercial shopping center was sold on December 30, 1999.  As of December 31, 2005, the Partnership owned and operated three multifamily residential properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2005 and 2004.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership’s properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area could have a material effect on the rental market for the apartments at the Partnership’s properties and the rents that may be charged for such apartments.  While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership’s control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties as of December 31, 2005:

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

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Big Walnut
Apartments	$11,406	$ 7,695	5-25 yrs	S/L	$ 2,676

The Trails
Apartments	10,438	7,332	5-25 yrs	S/L	1,707

Reflections
Apartments	30,320	12,794	5-25 yrs	S/L	17,887
	$52,164	$27,821			$22,270

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)

Big Walnut Apartments	$ 5,299	(1)	360 months	09/15/07	$ 5,042

The Trails Apartments	4,182	(2)	240 months	12/01/09	3,010

Reflections Apartments	12,888	4.17% (3)	300 months	01/01/29	--
	22,369				$ 8,052
Less unamortized
discounts	(555)

Total	$21,814

(1)

Adjustable interest rate is based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  The rate at December 31, 2005 was 5.13%.

(2)

Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter.  The rate at December 31, 2005 was 4.08%.

(3)

Fixed rate mortgage.

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other details about the loans.

The mortgage discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 6.53% for The Trails Apartments.

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Big Walnut Apartments (1)	$6,365	$6,592	75%	80%
The Trails Apartments	7,071	6,810	94%	95%
Reflections Apartments (2)	6,904	6,424	92%	89%

(1)

The Managing General Partner attributes the decrease in occupancy at Big Walnut Apartments to an effort to improve resident quality, security issues in the surrounding area and the need for improvement to enhance the curb appeal of the property. These items were addressed during 2005 with the anticipation of occupancy improving during 2006.

(2)

The Managing General Partner attributes the increase in occupancy at Reflections Apartments to the completion of a major renovation project during 2003 and increased training of sales staff. The project enhanced the appearance of the property to attract desirable tenants.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases units for terms of one year or less.  As of December 31, 2005, no residential tenant leases 10% or more of the available rental space.  All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Taxes	Rates
	(in thousands)

Big Walnut Apartments	$ 151	6.52%
The Trails Apartments	149	4.04%
Reflections Apartments	183	1.88%

Capital Improvements

Big Walnut Apartments:

During the year ended December 31, 2005, the Partnership completed approximately $676,000 of capital expenditures at Big Walnut Apartments consisting primarily of electrical upgrades, plumbing fixtures, roof replacement, major landscaping, parking lot upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from affiliates of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well replacement reserves and anticipated cash flow generated by the property.

The Trails Apartments:

During the year ended December 31, 2005, the Partnership completed approximately $479,000 of capital expenditures at The Trails Apartments consisting primarily of appliance and floor covering replacements, swimming pool upgrades, electrical upgrades, vinyl siding replacement, and interior decorating. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

Reflections Apartments:

During the year ended December 31, 2005, the Partnership completed approximately $161,000 in capital expenditures at Reflections Apartments consisting primarily of major landscaping and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 Limited Partnership Units ("Units") aggregating $24,485,000. As of December 31, 2005 there were 712 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 656.50 units or 53.62% of the outstanding Units at December 31, 2005. There is no established public trading market for the Units and it is not anticipated that such a market will develop in the future.

No cash distributions were made to the partners during 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at December 31, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See "Item 2. Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 Units in the Partnership representing 53.62% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend on a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership's net loss was approximately $1,846,000 for the year ended December 31, 2005 compared to a net loss of approximately $1,218,000 for the year ended December 31, 2004.  The increase in net loss for the year ended December 31, 2005 was due to an increase in total expenses, partially offset by an increase in total revenues and a decrease in loss from discontinued operations.

Total expenses increased due to increases in operating, depreciation, interest and property tax expense. General and administrative expense remained constant for the comparable periods. Operating expenses increased due to an increase in property expenses, partially offset by a decrease in advertising expense. Property expense increased due to increased payroll and related benefits at all three of the investment properties. Advertising expense decreased due to a decrease in marketing efforts at Reflections Apartments after the increase in advertising during 2004 following the completion of the redevelopment project, partially offset by an increase in advertising efforts at Big Walnut in an effort to increase occupancy. Depreciation expense increased due to fixed assets being placed into service during 2005 at all three investment properties. Interest expense increased due to a higher average balance of advances due to an affiliate of the Managing General Partner, an increase in the interest rate on such advances and an increase in the interest rate for the variable rate mortgage encumbering Big Walnut Apartments.  Property tax expense increased due to an increase in the tax rate and assessed value for all three investment properties and as a result of adjustments reflected in 2004 for refunds of prior years taxes as a result of a successful appeal at Reflections Apartments.

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

Total revenues increased due to an increase in rental income partially offset by decreases in other income and casualty gain. Rental income increased due to an increase in average rental rates at both Reflections Apartments and The Trails Apartments, an increase in occupancy at Reflections Apartments and a decrease in bad debt expense at all three properties, partially offset by a decrease in average rental rates at Big Walnut Apartments and a decrease in occupancy at The Trails Apartments and Big Walnut Apartments.

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

The decrease in loss from discontinued operations is a result of the payment of city income taxes during 2004 related to the 2003 sale of one of the Partnership’s investment properties.

Included in general and administrative expense for the year ended December 31, 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $628,000 compared to approximately $696,000 at December 31, 2004. Cash and cash equivalents decreased approximately $68,000 since December 31, 2004 due to approximately $1,274,000 of cash used in investing activities and approximately $545,000 of cash used in financing activities partially offset by approximately $1,751,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances received from affiliates of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $197,000 to cover capital expenditures during the year ended December 31, 2005 and approximately $545,000 to cover operational expenses, real estate taxes, and capital improvements during the year ended December 31, 2004. The Partnership repaid approximately $682,000 of advances and approximately $316,000 of interest during the year ended December 31, 2004. There were no payments made during the year ended December 31, 2005. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $9,489,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 1% or 8.25% at December 31, 2005. Interest expense was approximately $660,000 and $452,000 for the years ended December 31, 2005 and 2004, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of Reflections Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as reserves and anticipated cash flow generated by the properties.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $12,888,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. The mortgage indebtedness encumbering Big Walnut Apartments of approximately $5,299,000 matures in September 2007 at which time a balloon payment of approximately $5,042,000 is required.  The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The mortgage indebtedness encumbering The Trails Apartments of approximately $4,182,000 matures in December 2009 at which time a balloon payment of approximately $3,010,000 is required.  The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

There were no distributions during the years ended December 31, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at December 31, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended

December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate II, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate II, L.P. at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 628
Receivables and deposits		401
Restricted escrows		86
Other assets		386
Investment properties (Notes B & F):
Land	$ 1,953
Buildings and related personal property	50,211
	52,164
Less accumulated depreciation	(27,821)	24,343
		$ 25,844

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 211
Tenant security deposit liabilities		130
Accrued property taxes		487
Other liabilities		354
Due to affiliates (Note D)		9,492
Mortgage notes payable (Note B)		21,814

Partners' Deficit
General partners	$ (250)
Limited partners (1,224.25 units issued and
outstanding)	(6,394)	(6,644)
		$ 25,844

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 6,448	$ 6,115
Other income	547	612
Casualty gains (Note G)	--	9
Total revenues	6,995	6,736

Expenses:
Operating	3,591	3,338
General and administrative	272	271
Depreciation	2,685	2,468
Interest	1,788	1,560
Property taxes (Note E)	505	270
Total expenses	8,841	7,907

Loss from continuing operations	(1,846)	(1,171)
Loss from discontinued operations	--	(47)
Net loss (Note C)	$ (1,846)	$ (1,218)

Net loss allocated to general partners (2%)	$ (37)	$ (24)
Net loss allocated to limited partners (98%)	(1,809)	(1,194)
	$ (1,846)	$ (1,218)

Per limited partnership unit:
Loss from continuing operations	$(1,477.64)	$ (937.72)
Loss from discontinued operations	--	(37.57)
Net loss	$(1,477.64)	$ (975.29)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$24,485	$24,486

Partners' deficit at
December 31, 2003	1,224.25	$ (189)	$(3,391)	$(3,580)

Net loss for the year ended
December 31, 2004	--	(24)	(1,194)	(1,218)

Partners' deficit at
December 31, 2004	1,224.25	(213)	(4,585)	(4,798)

Net loss for the year ended
December 31, 2005	--	(37)	(1,809)	(1,846)

Partners' deficit at
December 31, 2005	1,224.25	$ (250)	$(6,394)	$(6,644)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,846)	$(1,218)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,685	2,468
Amortization of mortgage discounts and loan costs	169	228
Casualty gains	--	(9)
Change in accounts:
Receivables and deposits	167	121
Other assets	(7)	(36)
Accounts payable	23	(57)
Tenant security deposit liabilities	(10)	(27)
Accrued property taxes	59	(89)
Other liabilities	(99)	(13)
Due to affiliates	610	189
Net cash provided by operating activities	1,751	1,557

Cash flows from investing activities:
Property improvements and replacements	(1,274)	(781)
Insurance proceeds received	--	9
Net deposits to restricted escrows	--	(1)
Net cash used in investing activities	(1,274)	(773)

Cash flows from financing activities:
Advances from affiliates	197	545
Payments on advances from affiliates	--	(682)
Payments on mortgage notes payable	(742)	(697)
Net cash used in financing activities	(545)	(834)

Net decrease in cash and cash equivalents	(68)	(50)
Cash and cash equivalents at beginning of year	696	746

Cash and cash equivalents at end of year	$ 628	$ 696

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 956	$ 1,148

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 86	$ 44

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO, a publicly traded real estate investment trust. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2005, the Partnership operates three apartment properties located in or near major urban areas in the United States.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, costs incurred during 2004 for city income taxes related to LaFontenay I and II Apartments have been shown as loss from discontinued operations for the year ended December 31, 2004 due to the sale of the property in 2003.

Certain amounts for 2004 have been reclassified to conform with 2005 presentation.

Principles of Consolidation

The Partnership's consolidated financial statements include all the accounts of the Partnership and its two 99.9% owned partnerships and one wholly owned Partnership. The general partner of these partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the general partner of these partnerships by the Partnership; therefore, the consolidated partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the years ended December 31, 2005 or 2004.

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

Restricted Escrow

At the time of the refinancing of Big Walnut Apartments in 2002, the Partnership was required to establish a repair escrow of approximately $85,000 to be used to complete required repairs. The balance in this account at December 31, 2005 was approximately $86,000.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Deferred Costs

Loan costs of approximately $364,000, less accumulated amortization of approximately $200,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $66,000 and $64,000 for the years ended December 31, 2005 and 2004, respectively, and is included in interest expense on the accompanying consolidated statements of operations.  Amortization expense is expected to be approximately $66,000 in 2006, $58,000 in 2007, $33,000 in 2008 and $7,000 in 2009, at which point the loan costs are scheduled to be fully amortized.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $608,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred.  Advertising expense, included in operating expenses was approximately $184,000 and $230,000 for the years ended December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate was approximately $21,583,000 at December 31, 2005.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Big Walnut Apartments	$ 5,299	$ 34	(1)	9/15/07	$ 5,042

The Trails Apartments	4,182	38	(2)	12/01/09	3,010

Reflections Apartments	12,888	73	4.17% (3)	01/01/29	--
	22,369	$ 145			$ 8,052
Less unamortized
discounts	(555)
Total	$21,814

(1)

Adjustable interest rate is based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  The rate at December 31, 2005 was 5.13%.

(2)

Adjustable rate based on 75% of the interest rate on new-issue long-term A-rated utility bonds as determined on the first day of each calendar quarter.  The rate at December 31, 2005 was 4.08%.

(3)

Fixed rate mortgage.

The mortgage discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 6.53% for The Trails Apartments.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage note payable for Reflections Apartments includes a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The mortgage for Big Walnut Apartments is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005) and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty and are guaranteed by an affiliate of the Managing General Partner.

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

The mortgage for Reflections Apartments has a maturity date of January 1, 2029, however, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 769
2007	5,803
2008	677
2009	3,680
2010	401
Thereafter	11,039
$22,369

Note C- Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2005	2004

Net loss as reported	$ (1,846)	$ (1,218)
Add (deduct)
Casualty gains	--	(9)
Depreciation differences	1,229	709
Amortization of discounts	215	52
Unearned income	(49)	(9)
Other	(180)	(232)
Federal taxable loss	$ (631)	$ (707)
Federal taxable income (loss) per
limited partnership unit	$ 62.72 (1)	$ (565.68)

(1)

For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2005 (in thousands):

Net liabilities as reported	$ (6,644)
Land and buildings	2,364
Accumulated depreciation	(4,437)
Other	1,026
Net liabilities - Federal tax basis	$ (7,691)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $346,000 and $333,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses. At December 31, 2005 approximately $3,000 of such expense was accrued and is included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $295,000 and $228,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $107,000 and $54,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $197,000 to cover capital expenditures during the year ended December 31, 2005 and approximately $545,000 to cover operational expenses, real estate taxes and capital improvements during the year ended December 31, 2004. The Partnership repaid approximately $682,000 of advances and approximately $316,000 of interest during the year ended December 31, 2004. There were no payments made during the year ended December 31, 2005. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $9,489,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 1% or 8.25% at December 31, 2005. Interest expense was approximately $660,000 and $452,000 for the years ended December 31, 2005 and 2004, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of Reflections Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999.  During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2005 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $108,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Indiana Property Tax

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Reflections Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and 2003 was based on the property tax value as estimated by a third party property tax specialist. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and reduced the accrued property taxes and tax expense by approximately $73,000.  During September 2004, the Partnership was successful in its appeal and the assessed value of Reflections Apartments was reduced for tax years 2002, 2003 and 2004.  During the year ended December 31, 2004 the Partnership recorded a receivable of approximately $141,000 for a refund related to 2002 taxes paid in 2003, recorded a reduction of tax expense of approximately $81,000 for 2003 taxes paid in 2004 and reduced the accrual for estimated 2004 taxes to be paid in 2005 by approximately $41,000. The refund of 2002 taxes paid in 2003 was received during 2005. For the year ended December 31, 2005 the property tax accrual was based on the settled value.

Note F - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			And Related	Capitalized
			Personal	Subsequent to
Investment Properties	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Big Walnut Apartments	$ 5,299	$ 520	$ 6,505	$ 4,381
The Trails Apartments	4,182	586	7,054	2,798
Reflections Apartments	12,888	847	9,684	19,789
	22,369
Less unamortized
Discounts	(555)
Total	$21,814	$ 1,953	$23,243	$26,968

Gross Amount At Which Carried
At December 31, 2005
(in thousands)

Buildings
and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years

Investment Properties

Big Walnut Apartments	$ 520	$10,886	$11,406	$ 7,695	1971	03/28/85	5/25
The Trails Apartments	586	9,852	10,438	7,332	1984-1985	08/30/85	5/25
Reflections Apartments	847	29,473	30,320	12,794	1970-1975	09/30/85	5/25

Totals	$1,953	$50,211	$52,164	$27,821

Reconciliation of "Investment Properties and Accumulated Depreciation"

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$ 50,848	$ 50,024
Property improvements and replacements	1,316	825
Write-offs	--	(1)
Balance at end of year	$ 52,164	$ 50,848

Accumulated Depreciation
Balance at beginning of year	$ 25,136	$ 22,669
Additions charged to expense	2,685	2,468
Write-offs	--	(1)
Balance at end of year	$ 27,821	$ 25,136

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $54,528,000 and $53,275,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $32,258,000 and $30,802,000, respectively.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

None of the directors or officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2005 and 2004.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $346,000 and $333,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses. At December 31, 2005 approximately $3,000 of such expense was accrued and is included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $295,000 and $228,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $107,000 and $54,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $197,000 to cover capital expenditures during the year ended December 31, 2005 and approximately $545,000 to cover operational expenses, real estate taxes and capital improvements during the year ended December 31, 2004. The Partnership repaid approximately $682,000 of advances and approximately $316,000 of interest during the year ended December 31, 2004. There were no payments made during the year ended December 31, 2005. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $9,489,000 and is included in due to affiliates. Interest on advances is charged at prime plus 1% or 8.25% at December 31, 2005. Interest expense was approximately $660,000 and $452,000 for the years ended December 31, 2005 and 2004, respectively. The Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of Reflections Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999.  During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2005 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $108,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See attached Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $42,000 and $43,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $23,000 and $19,000, for 2005 and 2004, respectively.

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

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
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

10M

Contract for Sale of Real Estate for Greensprings Manor Apartments (now known as Reflections Apartments) dated July 15, 1985 between Greensprings Apartments Associates, an Indiana limited partnership and Tennessee Trust Company, as Trustee, is incorporated by reference to Exhibit 20(d) to the Registrant's Current Report on Form 8-K dated August 30, 1985.

10N

Assignment of Contract for Sale of Real Estate dated August 28, 1985 between Tennessee Trust Company, as Trustee and the Registrant, relating to assignment of Contract for Sale of Real Estate for Greensprings Manor Apartments (now known as Reflections Apartments) is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated August 30, 1985.

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

10OO

Multifamily Note secured by a Mortgage or Deed of Trust dated September 16, 2002, between Big Walnut, L.P. and GMAC Commercial Mortgage Corporation, a California Corporation, related to Big Walnut Apartments is incorporated by reference to the exhibit filed with the Form 10-QSB for the quarter ended September 30, 2002.

10.6

Promissory Note dated December 11, 2003 between AIMCO Greenspring L.P., a Delaware limited partnership, and Golden American Life Insurance Company, a Delaware corporation incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2003.

10.7

Mortgage, Security Agreement, Financing Statement and Fixture Filing dated December 11, 2003 between AIMCO Greenspring L.P., a Delaware limited partnership, and Golden American Life Insurance Company, a Delaware corporation incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2003.

10.8

Assignment of Rents and Leases dated December 11, 2003 between AIMCO  Greenspring L.P., a Delaware limited partnership, and Golden American Life Insurance Company, a Delaware corporation incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2003.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.