Form 10QSB
period 2006-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2006-05-15
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 806
Receivables and deposits		344
Other assets		511
Investment properties:
Land	$ 1,953
Buildings and related personal property	50,381
	52,334
Less accumulated depreciation	(28,546)	23,788
		$ 25,449

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 263
Tenant security deposit liabilities		140
Accrued property taxes		391
Other liabilities		350
Due to affiliates (Note B)		9,689
Mortgage notes payable		21,651

Partners' Deficit
General partners	$ (258)
Limited partners (1,224.25 units issued and
outstanding)	(6,777)	(7,035)
		$ 25,449

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 1,699	$ 1,556
Other income	160	133
Total revenues	1,859	1,689

Expenses:
Operating	818	867
General and administrative	83	67
Depreciation	725	632
Interest	494	413
Property taxes	130	90
Total expenses	2,250	2,069

Net loss	$ (391)	$ (380)

Net loss allocated to general partners (2%)	$ (8)	$ (8)
Net loss allocated to limited partners (98%)	(383)	(372)

	$ (391)	$ (380)

Net loss per limited partnership unit	$ (312.84)	$ (303.86)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$24,485	$24,486

Partners' deficit at
December 31, 2005	1,224.25	$ (250)	$(6,394)	$(6,644)

Net loss for the three months
ended March 31, 2006	--	(8)	(383)	(391)

Partners' deficit at
March 31, 2006	1,224.25	$ (258)	$(6,777)	$(7,035)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$ (391)	$ (380)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	725	632
Amortization of mortgage discounts and loan costs	44	41
Change in accounts:
Receivables and deposits	57	33
Other assets	(142)	(90)
Accounts payable	111	87
Tenant security deposit liabilities	10	(9)
Accrued property taxes	(96)	(85)
Other liabilities	(4)	(156)
Due to affiliates	197	85
Net cash provided by operating activities	511	158

Cash flows from investing activities:
Property improvements and replacements	(229)	(213)
Net withdrawals from restricted escrows	86	--
Net cash used in investing activities	(143)	(213)

Cash flows used in financing activities:
Payments on mortgage notes payable	(190)	(209)

Net increase (decrease) in cash and cash equivalents	178	(264)

Cash and cash equivalents at beginning of period	628	696

Cash and cash equivalents at end of period	$ 806	$ 432

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 248	$ 279

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 27	$ 52

At December 31, 2005 and 2004, approximately $86,000 and $44,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $83,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $83,000 and $67,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $29,000 and $14,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner has advanced the Partnership various funds to cover capital expenditures, operational expenses and real estate taxes. No such advances were received during the three months ended March 31, 2006 and 2005. At March 31, 2006, the amount of the outstanding loans and accrued interest was approximately $9,689,000. Interest is charged at prime plus 1%, or 8.75% at March 31, 2006. Interest expense was approximately $199,000 and $138,000 for the three months ended March 31, 2006 and 2005, respectively.  Subsequent to March 31, 2006, the Partnership made a payment of approximately $283,000 of principal and approximately $34,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves.  An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of Reflections Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of the amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at March 31, 2006 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006 the Partnership was charged by AIMCO and its affiliates approximately $156,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $108,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Note D – Subsequent Casualty Event

Subsequent to March 31, 2006 Reflections Apartments suffered significant damage to all of the properties’ roofs as a result of hail, wind and tornadoes.  The estimated cost to repair the roofs is not currently available.  The Managing General Partner is working with the insurance company to finalize the estimated costs.  It is currently estimated that insurance proceeds will cover the costs to repair the roofs.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
	2006	2005
Big Walnut Apartments
Columbus, Ohio (1)	94%	70%
The Trails Apartments
Nashville, Tennessee	95%	95%
Reflections Apartments
Indianapolis, Indiana	90%	90%

(1)

The Managing General Partner attributes the increase in occupancy at Big Walnut Apartments to enhancing the curb appeal of the property, addressing security issues in the surrounding area, improving the service to tenants and stabilizing the tenant base.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2006 was approximately $391,000 compared to a net loss of approximately $380,000 for the three months ended March 31, 2005. The increase in net loss for the period is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is due to increases in depreciation, general and administrative, interest and property tax expenses partially offset by a decrease in operating expense. Depreciation expense increased due to capital improvements being placed into service over the past year at all three of the investment properties.  Interest expense increased due to higher average loan balances due to an affiliate of the Managing General Partner, an increase in the interest rate on such advances and an increase in the variable interest rate on the mortgage encumbering Big Walnut Apartments. Property tax expense increased due to an increase in the tax rate and assessed value for all three investment properties.  Operating expenses decreased due to a decrease in advertising and maintenance expenses offset by an increase in administrative expense. Advertising expense decreased due to a decrease in marketing costs at Reflections Apartments. Maintenance expense decreased due to decreases in interior painting costs and grounds maintenance costs. Administrative expense increased due to the timing and variability of a franchise tax applicable to The Trails Apartments located in Tennessee.

Total revenues increased due to an increase in both rental and other income. Rental income increased due to an increase in occupancy at Big Walnut Apartments, an increase in the average rental rates at The Trails Apartments and Reflections Apartments, and a decrease in bad debt expense at Big Walnut Apartments and Reflections Apartments offset by a decrease in the average rental rate at Big Walnut Apartments.  Other income increased due to an increase in interest income as a result of higher cash balances during the three months ended March 31, 2006 and the receipt of a refund related to Tennessee franchise taxes paid in 2002 that was received in 2006.

The increase in general and administrative expenses is due to legal costs incurred by the Partnership related to exploring the options available to the Partnership to accelerate repayment of the significant advances and accrued interest owed by the Partnership to an affiliate of the Managing General Partner. Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are the costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $806,000 compared to approximately $432,000 at March 31, 2005. Cash and cash equivalents increased approximately $178,000 since December 31, 2005 due to approximately $511,000 of cash provided by operating activities offset by approximately $190,000 of cash used in financing activities and approximately $143,000 of cash used in investing activities.  Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties.  Cash used in investing activities consisted of property improvements and replacements, offset by the withdrawals of funds from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner has advanced the Partnership various funds to cover capital expenditures, operational expenses and real estate taxes. No such advances were received during the three months ended March 31, 2006 and 2005. At March 31, 2006, the amount of the outstanding loans and accrued interest was approximately $9,689,000. Interest is charged at prime plus 1%, or 8.75% at March 31, 2006. Interest expense was approximately $199,000 and $138,000 for the three months ended March 31, 2006 and 2005, respectively.  Subsequent to March 31, 2006, the Partnership made a payment of approximately $283,000 of principal and approximately $34,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of Reflections Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership’s properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Big Walnut Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $78,000 of capital expenditures at Big Walnut Apartments consisting primarily of interior door replacements, balcony upgrades, structural improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and withdrawals from restricted escrows. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Trails Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $49,000 of capital expenditures at The Trails Apartments consisting primarily of appliance and floor covering replacements and wall coverings. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $43,000 of capital expenditures at Reflections Apartments consisting primarily of structural upgrades, HVAC upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Subsequent to March 31, 2006 Reflections Apartments suffered significant damage to all of the properties’ roofs as a result of hail, wind and tornadoes.  The estimated cost to repair the roofs is not currently available.  The Managing General Partner is working with the insurance company to finalize the estimated costs.  It is currently estimated that insurance proceeds will cover the costs to repair the roofs.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $12,804,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. The mortgage indebtedness encumbering Big Walnut Apartments of approximately $5,263,000 matures in September 2007 at which time a balloon payment of approximately $5,042,000 is required.  The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The mortgage indebtedness encumbering The Trails Apartments of approximately $3,584,000 matures in December 2009 at which time a balloon payment of approximately $3,010,000 is required.  The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the three months ended March 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at March 31, 2006, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interest in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

Date:  May 15, 2006

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

Date: May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.