Form 10QSB
period 2006-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2006-11-13
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 843
Receivables and deposits		358
Other assets		536
Investment properties:
Land	$ 1,953
Buildings and related personal property	51,180
	53,133
Less accumulated depreciation	(30,011)	23,122
		$ 24,859

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 147
Tenant security deposit liabilities		165
Accrued property taxes		477
Other liabilities		421
Due to affiliates (Note B)		5,642
Mortgage notes payable		26,500

Partners' Deficit
General partners	$ (287)
Limited partners (1,224.25 units issued and
outstanding)	(8,206)	(8,493)
		$ 24,859

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,785	$ 1,646	$ 5,228	$ 4,787
Other income	160	155	476	431
Total revenues	1,945	1,801	5,704	5,218

Expenses:
Operating	977	862	2,732	2,614
General and administrative	59	61	209	209
Depreciation	740	684	2,190	1,954
Interest	498	452	1,504	1,298
Property taxes	133	99	392	352
Loss on early extinguishment of debt
(Note D)	--	--	526	--
Total expenses	2,407	2,158	7,553	6,427

Net loss	$ (462)	$ (357)	$ (1,849)	$ (1,209)

Net loss allocated to general partners	$ (9)	$ (7)	$ (37)	$ (24)
Net loss allocated to limited partners	(453)	(350)	(1,812)	(1,185)

	$ (462)	$ (357)	$ (1,849)	$ (1,209)

Net loss per limited partnership unit	$(370.02)	$(285.89)	$(1,480.09)	$ (967.94)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$24,485	$24,486

Partners' deficit at
December 31, 2005	1,224.25	$ (250)	$(6,394)	$(6,644)

Net loss for the nine months
ended September 30, 2006	--	(37)	(1,812)	(1,849)

Partners' deficit at
September 30, 2006	1,224.25	$ (287)	$(8,206)	$(8,493)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(1,849)	$(1,209)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,190	1,954
Amortization of debt discounts and loan costs	98	126
Loss on early extinguishment of debt	526	--
Change in accounts:
Receivables and deposits	43	(2)
Other assets	(80)	(41)
Accounts payable	(43)	(53)
Tenant security deposit liabilities	35	(6)
Accrued property taxes	(10)	(15)
Other liabilities	67	(110)
Due to affiliate	(658)	409
Net cash provided by operating activities	319	1,053

Cash flows from investing activities:
Property improvements and replacements	(990)	(954)
Net withdrawals from restricted escrows	86	--
Net cash used in investing activities	(904)	(954)

Cash flows from financing activities:
Payments on mortgage notes payable	(503)	(553)
Repayment of mortgage note payable	(4,066)	--
Proceeds from mortgage note payable	8,700	--
Loan costs paid	(139)	--
Advances from affiliate	174	197
Payments on advances from affiliate	(3,366)	--
Net cash provided by (used in) financing activities	800	(356)

Net increase (decrease) in cash and cash equivalents	215	(257)
Cash and cash equivalents at beginning of period	628	696
Cash and cash equivalents at end of period	$ 843	$ 439

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,033	$ 710
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 65	$ 42

At December 31, 2005 and 2004, approximately $86,000 and $44,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $277,000 and $253,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $215,000 and $224,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $77,000 and $82,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $174,000 and $197,000 for the nine months ended September 30, 2006 and 2005 to cover capital improvements and operational expenses. At September 30, 2006, the amount of the outstanding loans and accrued interest was approximately $5,642,000. Interest is charged at prime plus 1%, or 9.25% at September 30, 2006. Interest expense was approximately $513,000 and $462,000 for the nine months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006 the Partnership made payments of approximately $3,366,000 of principal and $1,168,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves and

Note B - Transactions with Affiliated Parties (continued)

refinancing proceeds. There were no payments made during the nine months ended September 30, 2005. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of the mortgage encumbering Reflections Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of the amount to a third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at September 30, 2006 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005 the Partnership was charged by AIMCO and its affiliates approximately $216,000 and $108,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Event

During April 2006 Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes.  The current estimated cost to replace the roofs is approximately $715,000.  The Managing General Partner is working with the insurance company to finalize the estimated costs and insurance proceeds to be received.  It is currently estimated that insurance proceeds will cover the costs to replace the roofs.

Note D – Mortgage Refinancing

On May 31, 2006, the Partnership refinanced the mortgage encumbering one of its investment properties, The Trails Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $526,000 during the nine months ended September 30, 2006 due to the write off of unamortized loan costs and debt discounts.  The new mortgage loan, in the principal amount of $8,700,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of approximately $4,066,000. Closing costs of approximately $139,000 were capitalized and are included in other assets.  The new mortgage loan requires monthly payments of principal and interest of approximately $52,000, beginning on July 1, 2006 until the loan matures on June 1, 2016, with a fixed interest rate of 5.96% and a balloon payment of approximately $7,385,000 due at maturity. The Partnership is also required to comply with the terms of a repair agreement, which calls for approximately $186,000 of capital improvements and repairs to be made within one year.  Such capital improvements and repairs consist of exterior stair and wall repairs, parking and sidewalk repairs and additional foundation support to

Note D – Mortgage Refinancing (continued)

the clubhouse.  From May 31, 2006 through December 1, 2015 (the “Prepayment Premium Period”) the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. After the Prepayment Premium Period and until maturity, the loan may be prepaid without penalty.  As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

Note E – Contingencies (continued)

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Note E – Contingencies (continued)

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
	2006	2005
Big Walnut Apartments
Columbus, Ohio (1)	96%	72%
The Trails Apartments
Nashville, Tennessee (2)	97%	94%
Reflections Apartments
Indianapolis, Indiana	92%	92%

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $462,000 and $1,849,000, respectively, compared to net loss of approximately $357,000 and $1,209,000 for the three and nine months ended September 30, 2005, respectively.  The increase in net loss for the three and nine months ended September 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses for both periods ended September 30, 2006 increased due to increases in operating, depreciation, interest, and property tax expenses. For the nine months ended September 30, 2006 the increase in total expenses is also attributable to the recognition of a loss on early extinguishment of debt. General and administrative expense remained relatively constant for both periods. Operating expense increased due to an increase in property, administrative, insurance and management fee expense partially offset by a decrease in maintenance expense.  Property expense increased due to an increase in payroll and related costs at Reflections and The Trails Apartments, partially offset by a decrease in utilities at Big Walnut Apartments.  Administrative expense increased due to an increase in eviction costs, phone sales, and cleaning costs at Big Walnut Apartments and Reflections Apartments. Insurance expense increased due to an increase in hazard insurance premiums at all three investment properties.  Management fee expense increased due to an increase in rental income which this fee is based on.  Maintenance expense decreased due to a decrease in contract labor at all three investment properties. Property tax expense increased due to an increase in the assessed value at Reflections and Big Walnut Apartments. Depreciation expense for both periods increased due to fixed assets being placed into service over the past year at all three investment properties.  Interest expense increased for both periods due to an increase in interest charged on advances from an affiliate of the Managing General Partner due to an increase in such advances during the second half of 2005, along with an increase in the interest rate charged on such advances which more than offset payments made on the advances during the second quarter of 2006. Also contributing to the increase in interest expense is an increase in the variable interest rate on the mortgage at Big Walnut Apartments. The increase in loss on early extinguishment of debt for the nine months ended September 30, 2006 is due to the refinancing of the mortgage encumbering The Trails Apartments in May 2006. See discussion in liquidity and capital resources below.

Total revenues for both periods increased due to an increase in both rental and other income. Rental income increased due to an increase in occupancy at Big Walnut Apartments and The Trails Apartments, and a decrease in bad debt expense at Big Walnut Apartments and Reflections Apartments partially offset by a decrease in the average rental rate at Big Walnut Apartments.  Other income increased due to an increase in interest income as a result of higher cash balances during the nine months ended September 30, 2006 and the receipt of a refund related to Tennessee franchise taxes paid in 2002 that was received in 2006.

Included in general and administrative expenses for the nine months ended September 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $843,000 compared to approximately $439,000 at September 30, 2005. Cash and cash equivalents increased approximately $215,000 since December 31, 2005 due to approximately $319,000 of cash provided by operating activities and $800,000 of cash provided by financing activities partially offset by approximately $904,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage encumbering The Trails Apartments and advances from an affiliate of the Managing General Partner, partially offset by payments made on the advances received, payments made on the mortgages encumbering the Partnership’s investment properties, repayment of the prior mortgage encumbering The Trails Apartments and loan costs paid related to the new mortgage. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows.  The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $174,000 and $197,000 for the nine months ended September 30, 2006 and 2005 to cover capital improvements and operational expenses. At September 30, 2006, the amount of the outstanding loans and accrued interest was approximately $5,642,000. Interest is charged at prime plus 1%, or 9.25% at September 30, 2006. Interest expense was approximately $513,000 and $462,000 for the nine months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006 the Partnership made payments of approximately $3,366,000 of principal and approximately $1,168,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves and refinancing proceeds. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of the mortgage encumbering Reflections Apartments.

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

Big Walnut Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $508,000 of capital expenditures at Big Walnut Apartments consisting primarily of structural upgrades, swimming pool decking upgrades, parking lot upgrades, foundation repairs, roof replacement, balcony upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Trails Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $204,000 of capital expenditures at The Trails Apartments consisting primarily of structural upgrades, appliance and floor covering replacements and wall coverings. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. In connection with the refinancing of the mortgage encumbering the property in May 2006, approximately $186,000 of improvements are required to be made to the property. These improvements consist of exterior stair and wall repairs, parking and sidewalk repairs and additional foundation support to the clubhouse. While the Partnership has no additional material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $257,000 of capital expenditures at Reflections Apartments consisting primarily of kitchen and bath resurfacing, heating and air conditioning upgrades, structural upgrades, parking lot upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

During April 2006 Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes.  The current estimated cost to replace the roofs is approximately $715,000.  The Managing General Partner is working with the insurance company to finalize the estimated costs and insurance proceeds to be received.  It is currently estimated that insurance proceeds will cover the costs to replace the roofs.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $12,634,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. The mortgage indebtedness encumbering Big Walnut Apartments of approximately $5,189,000 matures in September 2007 at which time a balloon payment of approximately $5,042,000 is required.  The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. On May 31, 2006, the Partnership refinanced the mortgage encumbering one of its investment properties, The Trails Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $526,000 during the nine months ended September 30, 2006 due to the write off of unamortized loan costs and debt discounts.  The new mortgage loan, in the principal amount of $8,700,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of approximately $4,066,000. Closing costs of approximately $139,000 were capitalized and are included in other assets.  The new mortgage loan requires monthly payments of principal and interest of approximately $52,000, beginning on July 1, 2006 until the loan matures on June 1, 2016, with a fixed interest rate of 5.96% and a balloon payment of approximately $7,385,000 due at maturity. The Partnership is also required to comply with the terms of a repair agreement, which calls for approximately $186,000 of capital improvements and repairs to be made within one year.  Such capital improvements and repairs consist of exterior stair and wall repairs, parking and sidewalk repairs and additional foundation support to the clubhouse.  From May 31, 2006 through December 1, 2015 (the “Prepayment Premium Period”) the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. After the Prepayment Premium Period and until maturity, the loan may be prepaid without penalty.  As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the nine months ended September 30, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at September 30, 2006, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 656.50 limited partnership units ("Units") in the Partnership representing 53.62% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.62% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the

Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

DAVIDSON DIVERSIFIED REAL ESTATE II, LP

EXHIBIT INDEX - CONTINUED

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

10GG

Assignment of Limited Partnership Interest of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and Insignia Jacques-Miller, L.P. is incorporated by reference to Exhibit 10KKK to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991.

10HH

Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and MAE GP Corporation is incorporated by reference to Exhibit 10LLL to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991.

10II

Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation is incorporated by reference to Exhibit 10MMM to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991.

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

DAVIDSON DIVERSIFIED REAL ESTATE II, LP

EXHIBIT INDEX - CONTINUED

10.9

Multifamily Note dated May 31, 2006 between The Trails, L.P., a South Carolina limited partnership, and Johnston Capital Group, Inc., a Texas corporation incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

10.10

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated May 31, 2006 between The Trails, L.P., a South Carolina limited partnership, and Johnston Capital Group, Inc., a Texas corporation incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

10.11

Guaranty Agreement dated May 31, 2006 between AIMCO Properties, L.P., a Delaware limited partnership and Johnston Capital Group, Inc., a Texas corporation, The Trails, L.P., a South Carolina limited partnership, and Johnston Capital Group, Inc., a Texas corporation incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

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

Date:  November 13, 2006

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

Date: November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.