Form 10KSB
period 2006-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2007-03-30
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes) [ ] No[X]

State issuer's revenues for its most recent fiscal year.  $7,704,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984.  The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners").  The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Partnership acquired eight existing multifamily residential and commercial properties of which three have been sold and two have been foreclosed upon by the mortgage holder.  The last commercial shopping center was sold on December 30, 1999.  As of December 31, 2006, the Partnership owned and operated three multifamily residential properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2006 and 2005.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership’s properties. The number and quality of competitive properties, including those that rental market for the apartments at the Partnership’s properties and the rents that may be charged for such apartments.  While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties as of December 31, 2006:

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Big Walnut
Apartments	$12,055	$ 8,404	5-25 yrs	S/L	$ 2,856

The Trails
Apartments	10,809	7,858	5-25 yrs	S/L	1,839

Reflections
Apartments	30,827	14,419	5-25 yrs	S/L	17,429
	$53,691	$30,681			$22,124

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)

Big Walnut Apartments	$ 5,153	(1)	360 months	09/15/07	$ 5,042

The Trails Apartments	8,651	5.96% (2)	120 months	06/01/16	7,385

Reflections Apartments	12,548	4.17% (2)	300 months	01/01/29	--
	$26,352				$12,427

(1)

Adjustable interest rate is based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points through March 31, 2006 and 105 basis points from April 1, 2006 through December 31, 2006.  The rate at December 31, 2006 was 6.30%.

(2)

Fixed rate mortgage.

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other details about the loans.

On May 31, 2006, the Partnership refinanced the mortgage encumbering one of its investment properties, The Trails Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $526,000 during the year ended December 31, 2006 due to the write off of unamortized loan costs and debt discounts.  The new mortgage loan, in the principal amount of $8,700,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of approximately $4,066,000. Closing costs of approximately $139,000 were capitalized and are included in other assets.  The new mortgage loan requires monthly payments of principal and interest of approximately $52,000, beginning on July 1, 2006 until the loan matures on June 1, 2016, with a fixed interest rate of 5.96% and a balloon payment of approximately $7,385,000 due at maturity. The Partnership is also required to comply with the terms of a repair agreement, which calls for approximately $186,000 of capital improvements and repairs to be made within one year.  Such capital improvements and repairs consist of exterior stair and wall repairs, parking and sidewalk repairs and additional foundation support to the clubhouse.  From May 31, 2006 through December 1, 2015 (the “Prepayment Premium Period”) the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. After the Prepayment Premium Period and until maturity, the loan may be prepaid without penalty.  As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Big Walnut Apartments (1)	$6,357	$6,365	97%	75%
The Trails Apartments (2)	7,316	7,071	97%	94%
Reflections Apartments	6,996	6,904	92%	92%

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

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases units for terms of one year or less.  As of December 31, 2006, no residential tenant leases 10% or more of the available rental space.  All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Taxes	Rates
	(in thousands)

Big Walnut Apartments	$ 149	6.52%
The Trails Apartments	141	4.04%
Reflections Apartments	188	1.93%

Capital Improvements

Big Walnut Apartments:

During the year ended December 31, 2006, the Partnership completed approximately $649,000 of capital expenditures at Big Walnut Apartments consisting primarily of structural upgrades, swimming pool decking upgrades, roof replacement, foundation repairs, balcony upgrades, parking lot upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

The Trails Apartments:

During the year ended December 31, 2006, the Partnership completed approximately $371,000 of capital expenditures at The Trails Apartments consisting primarily of appliance and floor covering replacements, structural upgrades, wall coverings, major landscaping, recreation facility improvements, air conditioning and plumbing upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

Reflections Apartments:

During the year ended December 31, 2006, the Partnership completed approximately $993,000 in capital expenditures at Reflections Apartments consisting primarily of kitchen and bath resurfacing, heating and air conditioning upgrades, structural and parking lot upgrades, appliance and floor covering replacements, office equipment and casualty repairs. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 Limited Partnership Units ("Units") aggregating $24,485,000. As of December 31, 2006 there were 689 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 706 units or 57.67% of the outstanding Units at December 31, 2006. There is no established public trading market for the Units and it is not anticipated that such a market will develop in the future.

No cash distributions were made to the partners during 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at December 31, 2006, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See "Item 2. Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 Units in the Partnership representing 57.67% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations

The Partnership's net loss was approximately $2,191,000 for the year ended December 31, 2006 compared to a net loss of approximately $1,846,000 for the year ended December 31, 2005.  The increase in net loss for the year ended December 31, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, depreciation and interest expense and the recognition of a loss on early extinguishment of debt.  General and administrative expense and property tax expense remained relatively constant for the comparable periods. Operating expense increased due to an increase in insurance and management fee expenses partially offset by a decrease in advertising and maintenance expenses. Insurance expense increased due to an increase in hazard insurance premiums at all three investment properties. Management fee expense increased due to an increase in rental income which this fee is based. Advertising expense decreased due to a decrease in periodical advertising at all three investment properties. Maintenance expense decreased due to a decrease in contract labor and the cost of readying apartments for rent at all three investment properties. Depreciation expense increased due to fixed assets being placed into service during 2006 at all three investment properties. Interest expense increased due to an increase in the variable interest rate on the mortgage at Big Walnut Apartments and an increase in interest due to the refinancing of the mortgage encumbering The Trails Apartments partially offset by a decrease in interest charged on advances from an affiliate of the Managing General Partner due to payments made on advances with proceeds from the refinancing of the mortgage encumbering The Trails Apartments. The increase in loss on early extinguishment of debt for the year ended December 31, 2006 is due to the refinancing of the mortgage encumbering The Trails Apartments in May 2006. See discussion in liquidity and capital resources below.

Total revenues increased due to increases in both rental income and other income and the recognition of a casualty gain. Rental income increased due to an increase in occupancy at both Big Walnut Apartments and The Trails Apartments, an increase in the average rental rates at The Trails Apartments and Reflections Apartments and a decrease in bad debt expense at Big Walnut Apartments and The Trails Apartments. Other income increased due to an increase in interest income as a result of higher average cash balances during 2006 and the receipt of a refund related to Tennessee franchise taxes paid in 2002 that was received in 2006.

During April 2006 Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs is approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. Additional insurance proceeds of approximately $110,000 were received subsequent to December 31, 2006. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off.

Included in general and administrative expense for the years ended December 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $603,000 compared to approximately $628,000 at December 31, 2005. Cash and cash equivalents decreased approximately $25,000 since December 31, 2005 due to approximately $1,395,000 of cash used in investing activities partially offset by approximately $694,000 of cash provided by financing activities and approximately $676,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds and the release of replacement reserve escrows.  Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage encumbering The Trails Apartments and advances from an affiliate of the Managing General Partner, partially offset by payments made on the advances received from an affiliate of the Managing General Partner, payments made on the mortgages encumbering the Partnership’s investment properties, repayment of the prior mortgage encumbering The Trails Apartments and loan costs paid related to the new mortgage.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $346,000 to cover operational expenses and real estate taxes during the year ended December 31, 2006. During the year ended December 31, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $197,000 to cover capital expenditures. The Partnership repaid approximately $3,496,000 of advances and approximately $1,338,000 of interest during the year ended December 31, 2006. There were no payments made during the year ended December 31, 2005. At December 31, 2006, the amount of the outstanding loans and accrued interest was approximately $5,643,000 and is included in due to affiliates on the consolidated balance sheet. Interest on advances is charged at prime plus 1% or 9.25% at December 31, 2006. Interest expense was approximately $642,000 and $660,000 for the years ended December 31, 2006 and 2005, respectively. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of the mortgage encumbering Reflections Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the properties as well as partnership reserves and anticipated cash flow generated by the properties.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $12,548,000 matures in January 2029 at which time the loan is scheduled to be fully amortized.

However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. The mortgage indebtedness encumbering Big Walnut Apartments of approximately $5,153,000 matures in September 2007 at which time a balloon payment of approximately $5,042,000 is required.  The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years.  On May 31, 2006, the Partnership refinanced the mortgage encumbering one of its investment properties, The Trails Apartments. The Partnership recognized a loss on early extinguishment of debt of approximately $526,000 during the year ended December 31, 2006 due to the write off of unamortized loan costs and debt discounts. The new mortgage loan, in the principal amount of $8,700,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of approximately $4,066,000. Closing costs of approximately $139,000 were capitalized and are included in other assets. The new mortgage loan requires monthly payments of principal and interest of approximately $52,000, beginning on July 1, 2006 until the loan matures on June 1, 2016, with a fixed interest rate of 5.96% and a balloon payment of approximately $7,385,000 due at maturity. The Partnership is also required to comply with the terms of a repair agreement, which calls for approximately $186,000 of capital improvements and repairs to be made within one year.  Such capital improvements and repairs consist of exterior stair and wall repairs, parking and sidewalk repairs and additional foundation support to the clubhouse.  From May 31, 2006 through December 1, 2015 (the “Prepayment Premium Period”) the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. After the Prepayment Premium Period and until maturity, the loan may be prepaid without penalty.  As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

There were no distributions during the years ended December 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at December 31, 2006, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended

December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate II, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate II, L.P. at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2007

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 603
Receivables and deposits		408
Other assets		427
Investment properties (Notes B & E):
Land	$ 1,953
Buildings and related personal property	51,738
	53,691
Less accumulated depreciation	(30,681)	23,010
		$ 24,448

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 318
Tenant security deposit liabilities		169
Accrued property taxes		418
Other liabilities		334
Due to affiliates (Note D)		5,692
Mortgage notes payable (Note B)		26,352

Partners' Deficit
General partners	$ (294)
Limited partners (1,224.25 units issued and
outstanding)	(8,541)	(8,835)
		$ 24,448

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 7,033	$ 6,448
Other income	644	547
Casualty gain (Note F)	27	--
Total revenues	7,704	6,995

Expenses:
Operating	3,663	3,591
General and administrative	263	272
Depreciation	2,931	2,685
Interest	2,000	1,788
Property taxes	512	505
Loss on early extinguishment of debt (Note B)	526	--
Total expenses	9,895	8,841

Net loss (Note C)	$ (2,191)	$ (1,846)

Net loss allocated to general partners (2%)	$ (44)	$ (37)
Net loss allocated to limited partners (98%)	(2,147)	(1,809)
	$ (2,191)	$ (1,846)

Net loss per limited partnership unit	$(1,753.73)	$(1,477.64)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$24,485	$24,486

Partners' deficit at
December 31, 2004	1,224.25	$ (213)	$(4,585)	$(4,798)

Net loss for the year ended
December 31, 2005	--	(37)	(1,809)	(1,846)

Partners' deficit at
December 31, 2005	1,224.25	(250)	(6,394)	(6,644)

Net loss for the year ended
December 31, 2006	--	(44)	(2,147)	(2,191)

Partners' deficit at
December 31, 2006	1,224.25	$ (294)	$(8,541)	$(8,835)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,191)	$(1,846)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,931	2,685
Amortization of mortgage discounts and loan costs	117	169
Loss on early extinguishment of debt	526	--
Casualty gain	(27)	--
Change in accounts:
Receivables and deposits	(7)	167
Other assets	10	(7)
Accounts payable	17	23
Tenant security deposit liabilities	39	(10)
Accrued property taxes	(69)	59
Other liabilities	(20)	(99)
Due to affiliates	(650)	610
Net cash provided by operating activities	676	1,751

Cash flows from investing activities:
Property improvements and replacements	(1,923)	(1,274)
Insurance proceeds received	442	--
Net withdrawals from restricted escrows	86	--
Net cash used in investing activities	(1,395)	(1,274)

Cash flows from financing activities:
Advances from affiliates	346	197
Payments on advances from affiliates	(3,496)	--
Payments on mortgage notes payable	(651)	(742)
Repayment of mortgage note payable	(4,066)	--
Proceeds from mortgage note payable	8,700	--
Loan costs paid	(139)	--
Net cash provided by (used in) financing activities	694	(545)

Net decrease in cash and cash equivalents	(25)	(68)
Cash and cash equivalents at beginning of year	628	696

Cash and cash equivalents at end of year	$ 603	$ 628

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,548	$ 956

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 176	$ 86

At December 31, 2004, approximately $44,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2006, the Partnership operates three apartment properties located in or near major urban areas in the United States.

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

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the years ended December 31, 2006 or 2005.

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

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Deferred Costs

Loan costs of approximately $448,000, less accumulated amortization of approximately $231,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $70,000 and $66,000 for the years ended December 31, 2006 and 2005, respectively, and is included in interest expense on the accompanying consolidated statements of operations.  Amortization expense is expected to be approximately $67,000 in 2007 approximately $43,000 in 2008, approximately $16,000 in 2009 and approximately $14,000 in 2010 and 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $548,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses was approximately $148,000 and $184,000 for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments including the debt encumbering Big Walnut Apartments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership has not yet determined the effect that FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Big Walnut Apartments	$ 5,153	$ 39	(1)	09/15/07	$ 5,042

The Trails Apartments	8,651	52	5.96% (2)	06/01/16	7,385

Reflections Apartments	12,548	73	4.17% (2)	01/01/29	--
	$26,352	$ 164			$12,427

(1)

Adjustable interest rate is based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points through March 31, 2006 and 105 basis points from April 1, 2006 through December 31, 2006.  The rate at December 31, 2006 was 6.3%.

(2)

Fixed rate mortgage.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage note payable for Reflections Apartments and The Trails Apartments include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The mortgage for Big Walnut Apartments is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity of September 15, 2007, with one five-year extension option. This Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points through March 31, 2006 and 105 basis points from April 1, 2006 through December 31, 2006 and resets monthly. The rate at December 31, 2006 was 6.30%. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty and are guaranteed by an affiliate of the Managing General Partner.

The mortgage for Reflections Apartments has a maturity date of January 1, 2029, however, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date.

On May 31, 2006, the Partnership refinanced the mortgage encumbering one of its investment properties, The Trails Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $526,000 during the year ended December 31, 2006 due to the write off of unamortized loan costs and debt discounts.  The new mortgage loan, in the principal amount of $8,700,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of approximately $4,066,000. Closing costs of approximately $139,000 were capitalized and are included in other assets.  The new mortgage loan requires monthly payments of principal and interest of approximately $52,000, beginning on July 1, 2006 until the loan matures on June 1, 2016, with a fixed interest rate of 5.96% and a balloon payment of approximately $7,385,000 due at maturity. The Partnership is also required to comply with the terms of a repair agreement, which calls for approximately $186,000 of capital improvements and repairs to be made within one year.  Such capital improvements and repairs consist of exterior stair and wall repairs, parking and sidewalk repairs and additional foundation support to the clubhouse.  From May 31, 2006 through December 1, 2015 (the “Prepayment Premium Period”) the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. After the Prepayment Premium Period and until maturity, the loan may be prepaid without penalty.  As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 5,609
2008	477
2009	501
2010	525
2011	549
Thereafter	18,691
$26,352

Note C- Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2006	2005

Net loss as reported	$ (2,191)	$ (1,846)
Add (deduct)
Casualty gain	(27)	--
Depreciation differences	1,201	1,229
Amortization of discounts	47	215
Unearned income	(52)	(49)
Other	(65)	(180)
Federal taxable loss	$ (1,087)	$ (631)
Federal taxable (loss) income per
limited partnership unit	$ (870.06)(1)	$ 62.72 (1)

(1)

For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2006 (in thousands):

Net liabilities as reported	$ (8,835)
Land and buildings	2,421
Accumulated depreciation	(3,307)
Other	943
Net liabilities - Federal tax basis	$ (8,778)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $375,000 and $346,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses. At December 31, 2006 approximately $2,000 of such expense is accrued and is included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $360,000 and $295,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $175,000 and $107,000, respectively. At December 31, 2006 approximately $47,000 of reimbursements is accrued and is included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $346,000 to cover operational expenses and real estate taxes during the year ended December 31, 2006. During the year ended December 31, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $197,000 to cover capital expenditures. The Partnership repaid approximately $3,496,000 of advances and approximately $1,338,000 of interest during the year ended December 31, 2006. There were no payments made during the year ended December 31, 2005. At December 31, 2006, the amount of the outstanding loans and accrued interest was approximately $5,643,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 1% or 9.25% at December 31, 2006. Interest expense was approximately $642,000 and $660,000 for the years ended December 31, 2006 and 2005, respectively. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of the mortgage encumbering Reflections Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999.  During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2006 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $215,000 and $108,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			And Related	Capitalized
			Personal	Subsequent to
Investment Properties	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Big Walnut Apartments	$ 5,153	$ 520	$ 6,505	$ 5,030
The Trails Apartments	8,651	586	7,054	3,169
Reflections Apartments	12,548	847	9,684	20,296
Total	$26,352	$ 1,953	$23,243	$28,495

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years

Investment Properties
Big Walnut Apartments	$ 520	$11,535	$12,055	$ 8,404	1971	03/28/85	5-25
The Trails Apartments	586	10,223	10,809	7,858	1984-1985	08/30/85	5-25
Reflections Apartments	847	29,980	30,827	14,419	1970-1975	09/30/85	5-25

Totals	$1,953	$51,738	$53,691	$30,681

Reconciliation of "Investment Properties and Accumulated Depreciation"

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$ 52,164	$ 50,848
Property improvements and replacements	2,013	1,316
Casualty write-offs	(486)	--
Balance at end of year	$ 53,691	$ 52,164

Accumulated Depreciation
Balance at beginning of year	$ 27,821	$ 25,136
Additions charged to expense	2,931	2,685
Casualty write-offs	(71)	--
Balance at end of year	$ 30,681	$ 27,821

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005, is approximately $56,112,000 and $54,528,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005, is approximately $33,988,000 and $32,258,000, respectively.

Note F - Casualty Event

During April 2006 Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs is approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. Additional insurance proceeds of approximately $110,000 were received subsequent to December 31, 2007. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off.

Note G - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Excise Taxes

During 2006, the Partnership received an excise tax audit assessment from Tennessee in the amount of approximately $32,000 for the tax years 2002-2005. The Partnership does not believe it should be subject to excise tax and intends to formally contest such assessment. Therefore, the Partnership has not accrued any amounts related to this assessment.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors or officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2006 and 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2006.

Entity	Number of Units	Percentage

Cooper River Properties, LLC	122.75	10.03%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	35.75	2.92%
(an affiliate of AIMCO)
Davidson Diversified Properties, Inc.	0.25	0.02%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	547.25	44.70%
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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $375,000 and $346,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses. At December 31, 2006 approximately $2,000 of such expense is accrued and is included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $360,000 and $295,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $175,000 and $107,000, respectively. At December 31, 2006 approximately $47,000 of reimbursements is accrued and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $346,000 to cover operational expenses and real estate taxes during the year ended December 31, 2006. During the year ended December 31, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $197,000 to cover capital expenditures. The Partnership repaid approximately $3,496,000 of advances and approximately $1,338,000 of interest during the year ended December 31, 2006. There were no payments made during the year ended December 31, 2005. At December 31, 2006, the amount of the outstanding loans and accrued interest was approximately $5,643,000 and is included in due to affiliates. Interest on advances is charged at prime plus 1% or 9.25% at December 31, 2006. Interest expense was approximately $642,000 and $660,000 for the years ended December 31, 2006 and 2005, respectively. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of the mortgage encumbering Reflections Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999.  During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2006 and is included in other liabilities. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $215,000 and $108,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See attached Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $46,000 and $42,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $24,000 and $23,000, for 2006 and 2005, respectively.

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

Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2007
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

10.9

Multifamily Note dated May 31, 2006 between The Trails, L.P., a South Carolina limited partnership, and Johnston Capital Group, Inc., a Texas corporation incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.10

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated May 31, 2006 between The Trails, L.P., a South Carolina limited partnership, and Johnston Capital Group, Inc., a Texas corporation incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.11

Guaranty Agreement dated May 31, 2006 between AIMCO Properties, L.P., a Delaware limited partnership and Johnston Capital Group, Inc., a Texas corporation, The Trails, L.P., a South Carolina limited partnership, and Johnston Capital Group, Inc., a Texas corporation incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

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

Date: March 30, 2007

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

Date:  March 30, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.