Form 10QSB
period 2007-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2007-05-15
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 290
Receivables and deposits		445
Restricted escrows		545
Investment properties:
Land	$ 1,953
Buildings and related personal property	52,086
	54,039
Less accumulated depreciation	(31,396)	22,643
		$ 23,923

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 302
Tenant security deposit liabilities		177
Accrued property taxes		431
Other liabilities		349
Due to affiliates (Note B)		5,572
Mortgage notes payable		26,201

Partners' Deficit
General partners	$ (299)
Limited partners (1,224.25 units issued and
outstanding)	(8,810)	(9,109)
		$ 23,923

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 1,790	$ 1,699
Other income	181	160
Casualty gain (Note C)	111	--
Total revenues	2,082	1,859

Expenses:
Operating	929	818
General and administrative	74	83
Depreciation	715	725
Interest	490	494
Property taxes	148	130
Total expenses	2,356	2,250

Net loss	$ (274)	$ (391)

Net loss allocated to general partners (2%)	$ (5)	$ (8)
Net loss allocated to limited partners (98%)	(269)	(383)

	$ (274)	$ (391)

Net loss per limited partnership unit	$ (219.73)	$ (312.84)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$24,485	$24,486

Partners' deficit at
December 31, 2006	1,224.25	$ (294)	$(8,541)	$(8,835)

Net loss for the three months
ended March 31, 2007	--	(5)	(269)	(274)

Partners' deficit at
March 31, 2007	1,224.25	$ (299)	$(8,810)	$(9,109)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$ (274)	$ (391)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	715	725
Amortization of mortgage discounts and loan costs	19	44
Casualty gain	(111)	--
Change in accounts:
Receivables and deposits	(37)	57
Other assets	(137)	(142)
Accounts payable	61	111
Tenant security deposit liabilities	8	10
Accrued property taxes	13	(96)
Other liabilities	15	(4)
Due to affiliates	(120)	197
Net cash provided by operating activities	152	511

Cash flows from investing activities:
Property improvements and replacements	(425)	(229)
Net withdrawals from restricted escrows	--	86
Insurance proceeds received	111	--
Net cash used in investing activities	(314)	(143)

Cash flows used in financing activities:
Payments on mortgage notes payable	(151)	(190)

Net (decrease) increase in cash and cash equivalents	(313)	178

Cash and cash equivalents at beginning of period	603	628

Cash and cash equivalents at end of period	$ 290	$ 806

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 540	$ 248

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 99	$ 27

At December 31, 2006 and 2005, approximately $176,000 and $86,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $97,000 and $92,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $105,000 and $83,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $50,000 and $29,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner has advanced the Partnership various funds to cover capital expenditures, operational expenses and real estate taxes in prior years. No such advances were received during the three months ended March 31, 2007 and 2006. At March 31, 2007, the amount of the outstanding loans and accrued interest was approximately $5,572,000. Interest is charged at prime plus 1%, or 9.25% at March 31, 2007. Interest expense was approximately $130,000 and $199,000 for the three months ended March 31, 2007 and 2006, respectively.  An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of the amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at March 31, 2007 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007 the Partnership was charged by AIMCO and its affiliates approximately $276,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $215,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Gain

During April 2006 Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs is approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. The Partnership recognized a casualty gain of approximately $111,000 during the three months ended March 31, 2007 due to the receipt of additional insurance proceeds of approximately $111,000 during the quarter. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off.

During January 2007 Reflections Apartments suffered fire damage to one of its apartment units. The estimated cost to repair the unit is not currently available. The Managing General Partner is working with the insurance company to finalize the estimated costs and has received an advance of $35,000 towards the claim. It is currently estimated that insurance proceeds will cover the costs to repair the unit.

Note D - Contingencies

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
	2007	2006
Big Walnut Apartments
Columbus, Ohio (1)	97%	94%
The Trails Apartments
Nashville, Tennessee	95%	95%
Reflections Apartments (2)
Indianapolis, Indiana	95%	90%

(1)

The Managing General Partner attributes the increase in occupancy at Big Walnut Apartments to increased traffic, more effective advertising and improved resident retention efforts.

(2)

The Managing General Partner attributes the increase in occupancy at Reflections Apartments to more effective advertising and improved resident retention efforts.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2007 was approximately $274,000 compared to a net loss of approximately $391,000 for the three months ended March 31, 2006. The decrease in the net loss for the period is due to an increase in total revenue partially offset by an increase in total expenses.

Total revenues increased due to an increase in both rental and other income and the recognition of a casualty gain. Rental income increased due to an increase in occupancy at both Big Walnut Apartments and Reflections Apartments and an increase in the average rental rate at all three investment properties. Other income increased due to an increase in utility reimbursements and an increase in various extra fees charged to tenants related to cleaning, pets and the application process.

During April 2006 Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs is approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. The Partnership recognized a casualty gain of approximately $111,000 during the three months ended March 31, 2007 due to the receipt of additional insurance proceeds of approximately $111,000 during the quarter. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off.

During January 2007 Reflections Apartments suffered fire damage to one of its apartment units. The estimated cost to repair the unit is not currently available. The Managing General Partner is working with the insurance company to finalize the estimated costs and has received an advance of $35,000 towards the claim. It is currently estimated that insurance proceeds will cover the costs to repair the unit.

Total expense increased due to an increase in operating and property tax expenses. General and administrative, depreciation and interest expenses remained relatively constant for the comparable period. Operating expense increased as a result of increases in property, insurance and maintenance expense.  Property expense increased due to an increase in maintenance salaries and in health benefits costs.  Insurance expense increased due to an increase in insurance premiums.  Maintenance expense increased due to an increase in the cost of snow removal, an increase in plumbing contracts and supplies, painting supplies and an increase in grounds and landscaping costs at the investment properties. Property tax expense increased due to an increase in the assessed value at Big Walnut Apartments.

Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are the costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $290,000 compared to approximately $806,000 at March 31, 2006. Cash and cash equivalents decreased approximately $313,000 since December 31, 2006 due to approximately $314,000 and $151,000 of cash used in investing and financing activities, respectively, offset by approximately $152,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner has advanced the Partnership various funds to cover capital expenditures, operational expenses and real estate taxes in prior years. No such advances were received during the three months ended March 31, 2007 and 2006. At March 31, 2007, the amount of the outstanding loans and accrued interest was approximately $5,572,000. Interest is charged at prime plus 1%, or 9.25% at March 31, 2007. Interest expense was approximately $130,000 and $199,000 for the three months ended March 31, 2007 and 2006, respectively.  An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

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

Big Walnut Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $173,000 of capital expenditures at Big Walnut Apartments consisting primarily of water and sewer upgrades, floor covering replacements, interior decorating and lighting enhancements and air conditioning replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Trails Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $51,000 of capital expenditures at The Trails Apartments consisting primarily of floor covering and appliance replacements, wall coverings and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $124,000 of capital expenditures at Reflections Apartments consisting primarily of water and sewer replacements, insulation and sealant replacement, HVAC upgrades, grounds lighting upgrades and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $12,461,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. The mortgage indebtedness encumbering Big Walnut Apartments of approximately $5,115,000 matures in September 2007 at which time a balloon payment of approximately $5,042,000 is required.  The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The mortgage indebtedness encumbering The Trails Apartments of approximately $8,625,000 matures in January 2016 at which time a balloon payment of approximately $7,385,000 is required.  The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the three months ended March 31, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at March 31, 2007, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

Date:  May 14, 2007

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

Date: May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.