Form 10QSB
period 2007-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2007-08-14
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 393
Receivables and deposits		357
Other assets		531
Investment properties:
Land	$ 1,953
Buildings and related personal property	52,331
	54,284
Less accumulated depreciation	(32,115)	22,169
		$ 23,450

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 108
Tenant security deposit liabilities		185
Accrued property taxes		461
Other liabilities		404
Due to affiliates (Note B)		5,702
Mortgage notes payable		26,051

Partners' Deficit
General partners	$ (307)
Limited partners (1,224.25 units issued and
outstanding)	(9,154)	(9,461)
		$ 23,450

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,832	$ 1,744	$ 3,622	$ 3,443
Other income	198	156	379	316
Total revenues	2,030	1,900	4,001	3,759

Expenses:
Operating	996	937	1,925	1,755
General and administrative	81	67	155	150
Depreciation	732	725	1,447	1,450
Interest	490	512	980	1,006
Property taxes	107	129	255	259
Loss on extinguishment of debt (Note D)	--	526	--	526
Total expenses	2,406	2,896	4,762	5,146

Casualty gain (Note C)	24	--	135	--
Net loss	$ (352)	$ (996)	$ (626)	$ (1,387)

Net loss allocated to general
partners (2%)	$ (7)	$ (20)	$ (13)	$ (28)
Net loss allocated to limited
partners (98%)	(345)	(976)	(613)	(1,359)

	$ (352)	$ (996)	$ (626)	$ (1,387)

Net loss per limited partnership unit	$(281.81)	$(797.22)	$ (500.71)	$(1,110.07)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$24,485	$24,486

Partners' deficit at
December 31, 2006	1,224.25	$ (294)	$(8,541)	$(8,835)

Net loss for the six months
ended June 30, 2007	--	(13)	(613)	(626)

Partners' deficit at
June 30, 2007	1,224.25	$ (307)	$(9,154)	$(9,461)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$ (626)	$(1,387)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1,447	1,450
Amortization of mortgage discounts and loan costs	38	80
Loss on early extinguishment of debt	--	526
Casualty gain	(135)	--
Change in accounts:
Receivables and deposits	51	(161)
Other assets	(142)	(118)
Accounts payable	(55)	29
Tenant security deposit liabilities	16	21
Accrued property taxes	43	(63)
Other liabilities	70	46
Due to affiliate	10	(787)
Net cash provided by (used in) operating activities	717	(364)

Cash flows from investing activities:
Property improvements and replacements	(763)	(518)
Insurance proceeds received	137	--
Net withdrawals from restricted escrows	--	86
Net cash used in investing activities	(626)	(432)

Cash flows from financing activities:
Payments on mortgage notes payable	(301)	(357)
Repayment of mortgage note payable	--	(4,066)
Proceeds from mortgage note payable	--	8,700
Loan costs paid	--	(129)
Advances from affiliate	--	174
Payments on advances from affiliate	--	(3,366)
Net cash (used in) provided by financing activities	(301)	956

Net (decrease) increase in cash and cash equivalents	(210)	160
Cash and cash equivalents at beginning of period	603	628
Cash and cash equivalents at end of period	$ 393	$ 788

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 882	$ 1,679
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 21	$ 197

At December 31, 2006 and 2005, approximately $176,000 and $86,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $195,000 and $184,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $179,000 and $140,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $67,000 and $42,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner has advanced the Partnership various funds to cover capital expenditures, operational expenses and real estate taxes in prior years. No such advances were received during the six months ended June 30, 2007. The Partnership received an advance of approximately $174,000 during the six months ended June 30, 2006 in connection with the refinancing of the mortgage encumbering The Trails Apartments. At June 30, 2007, the amount of the outstanding loans and accrued interest was approximately $5,702,000. Interest is charged at prime plus 1%, or 9.25% at June 30, 2007. Interest expense was approximately $259,000 and $383,000 for the six months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 the Partnership made a payment of approximately $200,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves. For the six months ended June 30, 2006 the Partnership made payments of approximately $3,366,000 of principal and approximately $1,168,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves and refinancing proceeds. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of the amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at June 30, 2007 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007 the Partnership was charged by AIMCO and its affiliates approximately $335,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $215,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Gain

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs is approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the six months ended June 30, 2007 due to the receipt of additional insurance proceeds of approximately $111,000.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units. The estimated cost to repair the unit is approximately $52,000.  The Partnership received an advance of $35,000 toward this claim during the first quarter of 2007, but the estimated damages were not finalized until subsequent to quarter end. Subsequent to June 30, 2007 the Partnership received additional proceeds of approximately $7,000. A casualty gain of approximately $4,000 will be recognized during the third quarter of 2007 as a result of receiving approximately $42,000 of insurance proceeds described above offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The estimated cost to repair the building is approximately $29,000. During the six months ended June 30, 2007, the Partnership received insurance proceeds of approximately $26,000. The Partnership recognized a casualty gain of approximately $24,000 as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
	2007	2006
Big Walnut Apartments
Columbus, Ohio	97%	97%
The Trails Apartments
Nashville, Tennessee	97%	96%
Reflections Apartments (1)
Indianapolis, Indiana	95%	90%

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2007 was approximately $352,000 and $626,000, respectively, compared to a net loss of approximately $996,000 and $1,387,000 for the three and six months ended June 30, 2006, respectively. The decrease in net loss for both periods is due to an increase in total revenues, the recognition of a casualty gain during 2007 and a decrease in total expenses.

Total revenues increased for both periods due to an increase in both rental and other income. Rental income increased due to an increase in occupancy at both The Trails Apartments and Reflections Apartments and an increase in the average rental rate at all three investment properties. Other income increased due to an increase in utility reimbursements and an increase in cleaning, late fees, pet and application fees.

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs is approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the six months ended June 30, 2007 due to the receipt of additional insurance proceeds of approximately $111,000.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units. The estimated cost to repair the unit is approximately $52,000.  The Partnership received an advance of $35,000 toward this claim during the first quarter of 2007, but the estimated damages were not finalized until subsequent to quarter end. Subsequent to June 30, 2007 the Partnership received additional proceeds of approximately $7,000. A casualty gain of approximately $4,000 will be recognized during the third quarter of 2007 as a result of receiving approximately $42,000 of insurance proceeds described above offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The estimated cost to repair the building is approximately $29,000. During the six months ended June 30, 2007, the Partnership received insurance proceeds of approximately $26,000. The Partnership recognized a casualty gain of approximately $24,000 as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

Total expenses decreased for the three months ended June 30, 2007 due to decreases in interest and property tax expense, as well as a decrease in the recognition of loss on extinguishment of debt partially offset by increases in operating and general and administrative expense.  Depreciation expense remained relatively constant for the comparable period.  Total expenses decreased for the six months ended June 30, 2007 due to a decrease in interest expense and a decrease in the recognition of loss on extinguishment of debt partially offset by an increase in operating expense.  General and administrative, depreciation and property tax expense all remained relatively constant for the comparable period.  Interest expense decreased for both periods due to a decrease in interest charged on advances from an affiliate of the Managing Partner as a result of payments made during 2006 and 2007 on the advances and accrued interest partially offset by an increase in interest expense related to the mortgage encumbering The Trails Apartments as discussed below.  The decrease in the recognition of loss on extinguishment of debt for both periods is due to the refinancing of the mortgage encumbering The Trails Apartments during May of 2006, as discussed below.  Property tax expense decreased for the three months ended June 30, 2007 due to a decrease in the assessed value of Big Walnut Apartments.  Operating expense increased for the three months ended June 30, 2007 due to an increase in maintenance expense partially offset by a decrease in property expense. Maintenance expense increased due to clean up and repair expenses incurred at Big Walnut Apartments associated with a severe snow storm and leaking roofs. Property expense decreased due to decreased utility costs at both Reflections Apartments and Big Walnut Apartments.  Operating expense increased for the six months ended June 30, 2007 due to increases in property, management fee and maintenance expenses.   Property expenses increased predominately due to an increase in utility costs at Big Walnut Apartments and The Trails Apartments and an increase in maintenance salaries and payroll benefits primarily at Reflections Apartments.  Management fee expense increased as a result of an increase in rental revenues on which such fee is based.  Maintenance expense increased due to cleanup expenses incurred at Big Walnut Apartments and snow removal, plumbing contracts and supplies and painting supplies at Reflections Apartments.

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

General and administrative expense increased for the three months ended June 30, 2007 due to an increase in the costs included in the management reimbursements paid to the Managing General Partner. Included in general and administrative expenses for the six months ended June 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are the costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $393,000 compared to approximately $788,000 at June 30, 2006. Cash and cash equivalents decreased approximately $210,000 since December 31, 2006 due to approximately $626,000 and $301,000 of cash used in investing and financing activities, respectively, offset by approximately $717,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner has advanced the Partnership various funds to cover capital expenditures, operational expenses and real estate taxes in prior years. No such advances were received during the six months ended June 30, 2007. The Partnership received an advance of approximately $174,000 during the six months ended June 30, 2006 in connection with the refinancing of the mortgage encumbering The Trails Apartments.

At June 30, 2007, the amount of the outstanding loans and accrued interest was approximately $5,702,000. Interest is charged at prime plus 1%, or 9.25% at June 30, 2007. Interest expense was approximately $259,000 and $383,000 for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 the Partnership made a payment of approximately $200,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves. For the six months ended June 30, 2006 the Partnership made payments of approximately $3,366,000 of principal and approximately $1,168,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves and refinancing proceeds. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

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

Big Walnut Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $263,000 of capital expenditures at Big Walnut Apartments consisting primarily of water and sewer upgrades, floor covering and wall covering replacements, interior decorating and lighting enhancements, washer and dryer enhancements and air conditioning replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Trails Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $110,000 of capital expenditures at The Trails Apartments consisting primarily of floor covering and appliance replacements, grounds lighting upgrades and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $235,000 of capital expenditures at Reflections Apartments consisting primarily of water and sewer replacements, insulation and sealant replacement, HVAC upgrades, grounds lighting upgrades, office computers and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $12,373,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. The mortgage indebtedness encumbering Big Walnut Apartments of approximately $5,078,000 matures in September 2007 at which time a balloon payment of approximately $5,042,000 is required.  The Managing General Partner has the option to extend the maturity on the Big Walnut Apartments loan for another five years. The mortgage indebtedness encumbering The Trails Apartments of approximately $8,600,000 matures in January 2016 at which time a balloon payment of approximately $7,385,000 is required.  The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the six months ended June 30, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at June 30, 2007, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate II, L.P. (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.