Form 10QSB
period 2007-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2007-11-13
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 294
Receivables and deposits		396
Other assets		508
Investment properties:
Land	$ 1,953
Buildings and related personal property	52,779
	54,732
Less accumulated depreciation	(32,845)	21,887
		$ 23,085

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 207
Tenant security deposit liabilities		192
Accrued property taxes		368
Other liabilities		331
Due to affiliates (Note B)		6,696
Mortgage notes payable (Note D)		25,159

Partners' Deficit
General partners	$ (315)
Limited partners (1,224.25 units issued and
outstanding)	(9,553)	(9,868)
		$ 23,085

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,834	$ 1,785	$ 5,456	$ 5,228
Other income	208	160	587	476
Total revenues	2,042	1,945	6,043	5,704

Expenses:
Operating	1,020	977	2,945	2,732
General and administrative	63	59	218	209
Depreciation	738	740	2,185	2,190
Interest	499	498	1,479	1,504
Property taxes	133	133	388	392
Loss on extinguishment of debt (Note D)	--	--	--	526
Total expenses	2,453	2,407	7,215	7,553

Casualty gain (Note C)	4	--	139	--

Net loss	$ (407)	$ (462)	$ (1,033)	$ (1,849)

Net loss allocated to general
partners (2%)	$ (8)	$ (9)	$ (21)	$ (37)
Net loss allocated to limited
partners (98%)	(399)	(453)	(1,012)	(1,812)
	$ (407)	$ (462)	$ (1,033)	$ (1,849)

Net loss per limited partnership unit	$(325.91)	$(370.02)	$(826.63)	$(1,480.09)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$24,485	$24,486

Partners' deficit at
December 31, 2006	1,224.25	$ (294)	$(8,541)	$(8,835)

Net loss for the nine months
ended September 30, 2007	--	(21)	(1,012)	(1,033)

Partners' deficit at
September 30, 2007	1,224.25	$ (315)	$(9,553)	$(9,868)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,033)	$(1,849)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,185	2,190
Amortization of debt discounts and loan costs	57	98
Loss on extinguishment of debt	--	526
Casualty gains	(139)	--
Change in accounts:
Receivables and deposits	12	43
Other assets	(78)	(80)
Accounts payable	(10)	(43)
Tenant security deposit liabilities	23	35
Accrued property taxes	(50)	(10)
Other liabilities	(3)	67
Due to affiliate	186	(658)
Net cash provided by operating activities	1,150	319

Cash flows from investing activities:
Property improvements and replacements	(1,203)	(990)
Net withdrawals from restricted escrows	--	86
Insurance proceeds received	179	--
Net cash used in investing activities	(1,024)	(904)

Cash flows from financing activities:
Payments on mortgage notes payable	(440)	(503)
Repayment of mortgage note payable	(5,053)	(4,066)
Proceeds from mortgage note payable	4,300	8,700
Loan costs paid	(60)	(139)
Advances from affiliate	818	174
Payments on advances from affiliate	--	(3,366)
Net cash (used in) provided by financing activities	(435)	800

Net (decrease) increase in cash and cash equivalents	(309)	215
Cash and cash equivalents at beginning of period	603	628
Cash and cash equivalents at end of period	$ 294	$ 843

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,198	$ 2,033
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 75	$ 65

At December 31, 2006 and 2005, approximately $176,000 and $86,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $297,000 and $277,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $260,000 and $215,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $106,000 and $77,000, respectively. At September 30, 2007 approximately $42,000 of reimbursements are accrued and are included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner has advanced the Partnership various funds to cover capital expenditures, operational expenses and real estate taxes in prior years. The Partnership received advances of approximately $818,000 during the nine months ended September 30, 2007 in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. The Partnership received an advance of approximately $174,000 during the nine months ended September 30, 2006 in connection with the refinancing of the mortgage encumbering The Trails Apartments. At September 30, 2007, the amount of the outstanding loans and accrued interest was approximately $6,654,000 and is included in due to affiliates. Interest is charged at prime plus 1%, or 8.75% at September 30, 2007. Interest expense was approximately $393,000 and $513,000 for the nine months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 the Partnership made a payment of approximately $200,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves. For the nine months ended September 30, 2006, the Partnership made payments of approximately $3,366,000 of principal and approximately $1,168,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves and refinancing proceeds. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of the amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at September 30, 2007 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of the remaining accrued commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $342,000 and $215,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Gains

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs is approximately $554,000. During the fourth quarter of 2006, the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the nine months ended September 30, 2007 due to the receipt of additional insurance proceeds of approximately $111,000.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units.  The estimated cost to repair the unit is approximately $52,000. During the nine months ended September 30, 2007, the Partnership received approximately $42,000 related to this casualty. During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of receiving $42,000 of insurance proceeds offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The estimated cost to repair the building is approximately $29,000. During the nine months ended September 30, 2007, the Partnership received insurance proceeds of approximately $26,000. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $24,000 as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

Note D – Mortgage Refinancings

On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership’s Managing General Partner advanced the Partnership approximately $770,000 to cover the amount needed to payoff the existing mortgage and closing costs. In connection with the new loan, loan costs of approximately $60,000 were capitalized and are included in other assets.

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

Excise Taxes

During 2006, the Partnership received an excise tax audit assessment from the state of Tennessee in the amount of approximately $32,000 for the tax years 2002-2005. In October 2007, the Partnership and the Tennessee Department of Revenue entered into a settlement agreement that satisfied the Partnership’s Tennessee excise tax obligations for the tax years 2002-2005 and for the short period ending June 30, 2006. The Partnership will not have to pay any additional taxes, penalties or interest as part of this settlement.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
	2007	2006
Big Walnut Apartments
Columbus, Ohio	96%	96%
The Trails Apartments
Nashville, Tennessee	97%	97%
Reflections Apartments (1)
Indianapolis, Indiana	95%	92%

(1)

The Managing General Partner attributes the increase in occupancy at Reflections Apartments to more effective advertising, an experienced sales staff and improved resident retention efforts.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $407,000 and $1,033,000, respectively, compared to a net loss of approximately $462,000 and $1,849,000 for the three and nine months ended September 30, 2006, respectively.  The decrease in net loss for the three months ended September 30, 2007 is due to an increase in total revenues and the recognition of a casualty gain during 2007, partially offset by an increase in total expenses. The decrease in net loss for the nine months ended September 30, 2007 is due to an increase in total revenues, the recognition of a casualty gain during 2007 and a decrease in total expenses for the nine months ended September 30, 2007.

Total revenues increased for both periods due to an increase in both rental and other income. Rental income increased due to an increase in occupancy at Reflections Apartments and an increase in the average rental rate at all three investment properties, partially offset by an increase in bad debt expense at Reflections and Big Walnut Apartments.  Other income increased due to an increase in utility reimbursements and an increase in lease cancellation, resident and application fees and late charges.

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs is approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the nine months ended September 30, 2007 due to the receipt of additional insurance proceeds of approximately $111,000.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units.  The estimated cost to repair the unit is approximately $52,000. During the nine months ended September 30, 2007, the Partnership received approximately $42,000 related to this casualty. During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of receiving $42,000 of insurance proceeds offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The estimated cost to repair the building is approximately $29,000. During the nine months ended September 30, 2007, the Partnership received insurance proceeds of approximately $26,000. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $24,000 as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

Total expenses increased for the three months ended September 30, 2007 primarily due to an increase in operating expense. General and administrative, depreciation, interest and property tax expenses remained relatively constant for the comparable period. Total expenses decreased for the nine months ended September 30, 2007 due to a decrease in interest expense and a decrease in the recognition of loss on extinguishment of debt, partially offset by an increase in operating expenses. General and administrative, depreciation and property tax expenses remained relatively constant for the comparable period. Operating expense increased for the three months ended September 30, 2007 due to increases in property and maintenance expenses. Property expense increased due to an increase in salaries and related employee benefits at both Reflections Apartments and The Trails Apartments and an increase in utility costs at Big Walnut Apartments.  Maintenance expense increased due to a decrease in capitalized payroll expenses at Reflections Apartments and The Trails Apartments and an increase in contract services at The Trails Apartments. Operating expense increased for the nine months ended September 30, 2007 due to increases in property, management fee, and maintenance expenses.  Property expense increased primarily due to an increase in salaries and related employee benefits and utility costs at Reflections Apartments. Management fee expense increased as a result of an increase in rental revenues on which such fee is based.  Maintenance expense increased due to cleanup expenses incurred at Big Walnut Apartments, snow removal at Reflections Apartments and decreased capitalized payroll at The Trails Apartments and Reflections Apartments. Interest expense decreased for the nine months ended September 30, 2007 due to a decrease in interest charged on advances from an affiliate of the Managing General Partner as a result of payments made during 2006 and 2007 on the advances and accrued interest, partially offset by an increase in interest expense, as a result of a decrease in the amortization of the debt discount related to the mortgage encumbering The Trails Apartments as discussed below. The decrease in the recognition of loss on extinguishment of debt for the nine months ended September 30, 2007 is due to the refinancing of the mortgage encumbering The Trails Apartments during May of 2006, as discussed below.

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

Included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $294,000 compared to approximately $843,000 at September 30, 2006. Cash and cash equivalents decreased approximately $309,000 since December 31, 2006 due to approximately $1,024,000 and $435,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,150,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of repayment of the previous mortgage encumbering Big Walnut Apartments, principal payments made on the mortgages encumbering the Partnership’s properties and loan costs paid, partially offset by proceeds received from the refinancing of the mortgage encumbering Big Walnut Apartments and advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner has advanced the Partnership various funds to cover capital expenditures, operational expenses and real estate taxes in prior years. The Partnership received advances of approximately $818,000 during the nine months ended September 30, 2007 in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. The Partnership received an advance of approximately $174,000 during the nine months ended September 30, 2006 in connection with the refinancing of the mortgage encumbering The Trails Apartments. At September 30, 2007, the amount of the outstanding loans and accrued interest was approximately $6,654,000 and is included in due to affiliates. Interest is charged at prime plus 1%, or 8.75% at September 30, 2007. Interest expense was approximately $393,000 and $513,000 for the nine months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007, the Partnership made a payment of approximately $200,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves. For the nine months ended September 30, 2006, the Partnership made payments of approximately $3,366,000 of principal and approximately $1,168,000 of accrued interest to an affiliate of the Managing General Partner from cash reserves and refinancing proceeds. An affiliate of the Managing General Partner is considering the remedies it can pursue including accelerating repayment of the outstanding loans it has made to the Partnership.

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

Big Walnut Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $393,000 of capital expenditures at Big Walnut Apartments consisting primarily of water and sewer upgrades, recreational facilities, floor covering and balcony replacements, washer and dryer enhancements and air conditioning replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Trails Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $342,000 of capital expenditures at The Trails Apartments consisting primarily of floor covering and appliance replacements, structural improvements and parking lot and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $367,000 of capital expenditures at Reflections Apartments consisting primarily of HVAC upgrades, grounds lighting, washer and dryer enhancements and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $12,284,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. The mortgage indebtedness encumbering The Trails Apartments of approximately $8,575,000 matures in January 2016 at which time a balloon payment of approximately $7,385,000 is required.  On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership’s Managing General Partner advanced the Partnership approximately $770,000 to cover the amount needed to payoff the existing mortgage and closing costs. In connection with the new loan, loan costs of approximately $60,000 were capitalized and are included in other assets.  The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the nine months ended September 30, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at September 30, 2007, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.12

Open-End Mortgage, Security Agreement and Fixture Filing between Big Walnut, L.P., a Delaware limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 2, 2007)

10.13

Secured Promissory Note between Big Walnut, L.P., a Delaware limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 2, 2007)

10.14

Carveout Guarantee and Indemnity Agreement between AIMCO Properties, L.P., a Delaware limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 2, 2007)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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