Form 10KSB
period 2007-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2008-03-31
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes) [ ] No[X]

State issuer's revenues for its most recent fiscal year.  $8,109,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Partnership acquired eight existing multifamily residential and commercial properties of which three have been sold and two have been foreclosed upon by the mortgage holder.  The last commercial shopping center was sold on December 30, 1999.  As of December 31, 2007, the Partnership owned and operated three multifamily residential properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2007 and 2006.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay distributions.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties as of December 31, 2007:

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Big Walnut
Apartments	$12,602	$ 9,090	5-25 yrs	S/L	$ 2,936

The Trails
Apartments	11,183	8,399	5-25 yrs	S/L	1,970

Reflections
Apartments	31,233	16,085	5-25 yrs	S/L	16,625
	$55,018	$33,574			$21,531

See "Note A" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)

Big Walnut Apartments	$ 4,300	(1)	36 months	10/01/10	$ 4,300

The Trails Apartments	8,548	5.96% (2)	120 months	06/01/16	7,385

Reflections Apartments	12,194	4.17% (2)	300 months	01/01/29	--
	$25,042				$11,685

(1)

Adjustable interest rate is based on the one-month LIBOR rate plus 0.78%.  The rate at December 31, 2007 was 6.01%.

(2)

Fixed rate mortgage.

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other details about the loans.

On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.01% per annum at December 31, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership’s Managing General Partner advanced the Partnership approximately $770,000 to cover the amount needed to payoff the existing mortgage and closing costs. In connection with the new loan, loan costs of approximately $70,000 were capitalized and are included in other assets.

On May 31, 2006, the Partnership refinanced the mortgage encumbering The Trails Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $526,000 during the year ended December 31, 2006 due to the write off of unamortized loan costs and debt discounts.  The new mortgage loan, in the principal amount of $8,700,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of approximately $4,066,000.

Closing costs of approximately $139,000 were capitalized and are included in other assets.  The new mortgage loan requires monthly payments of principal and interest of approximately $52,000 until the loan matures on June 1, 2016, with a fixed interest rate of 5.96% and a balloon payment of approximately $7,385,000 due at maturity. From May 31, 2006 through December 1, 2015 (the “Prepayment Premium Period”) the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. After the Prepayment Premium Period and until maturity, the loan may be prepaid without penalty.  As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Big Walnut Apartments	$6,806	$6,357	96%	97%
The Trails Apartments	7,712	7,316	97%	97%
Reflections Apartments (1)	7,074	6,996	95%	92%

(1)

The Managing General Partner attributes the increase in occupancy at Reflections Apartments to more effective advertising, an experienced sales staff and improved resident retention efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases units for terms of one year or less.  As of December 31, 2007, no residential tenant leases 10% or more of the available rental space.  All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were:

	2007	2007
	Taxes	Rates
	(in thousands)

Big Walnut Apartments	$ 153	6.63%
The Trails Apartments	141	4.04%
Reflections Apartments	223	1.06%

Capital Improvements

Big Walnut Apartments:

During the year ended December 31, 2007, the Partnership completed approximately $577,000 of capital expenditures at Big Walnut Apartments consisting primarily of water and sewer upgrades, recreational facilities, floor covering and balcony replacements, washer and dryer enhancements and air conditioning replacements.

These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

The Trails Apartments:

During the year ended December 31, 2007, the Partnership completed approximately $375,000 of capital expenditures at The Trails Apartments consisting primarily of appliance and floor covering replacements, structural improvements, grounds lighting, plumbing fixture upgrades, air conditioning and parking lot upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

Reflections Apartments:

During the year ended December 31, 2007, the Partnership completed approximately $451,000 in capital expenditures at Reflections Apartments consisting primarily of HVAC and water and sewer upgrades, kitchen and bath resurfacing, grounds lighting, washer and dryer enhancements and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 Limited Partnership Units ("Units") aggregating $24,485,000. As of December 31, 2007 there were 644 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 706 units or 57.67% of the outstanding Units at December 31, 2007. There is no established public trading market for the Units and it is not anticipated that such a market will develop in the future.

No cash distributions were made to the partners during 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancing, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at December 31, 2007, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See "Item 2. Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 Units in the Partnership representing 57.67% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss was approximately $1,278,000 for the year ended December 31, 2007 compared to a net loss of approximately $2,191,000 for the year ended December 31, 2006.  The decrease in net loss for the year ended December 31, 2007 is due to an increase in total revenues, the recognition of casualty gains during 2007 and a decrease in total expenses.

Total revenues increased due to increases in both rental and other income.  Rental income increased due to an increase in occupancy at Reflections Apartments and an increase in the average rental rates at all three of the Partnership’s investment properties, partially offset by an increase in bad debt expense at Reflections and Big Walnut Apartments.  Other income increased due to an increase in utility reimbursements and an increase in tenant fees.

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs was approximately $554,000. During the fourth quarter of 2006, the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the year ended December 31, 2007 due to the receipt of additional insurance proceeds of approximately $111,000.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units.  The estimated cost to repair the unit was approximately $52,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $42,000 related to this casualty. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of receiving approximately $42,000 of insurance proceeds offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The estimated cost to repair the building was approximately $29,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $26,000. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $24,000 as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

During August 2007, Big Walnut Apartments suffered water damage to one of its apartment units as a result of a heavy rain storm.  The estimated cost to repair the unit is approximately $29,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $18,000.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $17,000 as a result of receiving approximately $18,000 of insurance proceeds offset by approximately $1,000 of undepreciated assets being written off.

Total expenses decreased due to a decrease in interest expense and a decrease in the recognition of loss on extinguishment of debt, partially offset by increases in operating and general and administrative expense.  Depreciation and property tax expense remained relatively constant for the comparable period.  Interest expense decreased due to a decrease in interest charged on advances from an affiliate of the Managing General Partner as a result of payments made during 2006 and 2007 on the advances and accrued interest and a decrease in the amortization of the debt discount related to the mortgage encumbering The Trails Apartments in 2006. Also contributing to the decrease in interest expense is a decrease in the variable interest rate on the mortgage at Big Walnut Apartments as result of the September 2007 refinancing.  The decrease in the recognition of loss on extinguishment of debt for the year ended December 31, 2007 is due to the refinancing of the mortgage encumbering The Trails Apartments during May of 2006. See discussion in liquidity and capital resources below. Operating expense increased due to an increase in advertising, property, maintenance expense and management fee expense. Advertising expense increased due to an increase in national advertising at Big Walnut and The Trails Apartments. Property expense increased due to an increase in salaries and related employee benefits and utilities at Reflections Apartments. Maintenance expense increased due to a decrease in capitalized payroll expenses at Reflections Apartments and The Trails Apartments, snow removal costs at Reflections Apartments and mold clean-up costs at Big Walnut Apartments.  Management fee expense increased as a result of an increase in rental revenues, on which such fee is based.

General and administrative expense increased for the year ended December 31, 2007 due to an increase in the costs included in management reimbursements paid to the Managing General Partner and an increase in the annual audit costs.  Included in general and administrative expense are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $727,000 compared to approximately $603,000 at December 31, 2006.  Cash and cash equivalents increased approximately $124,000 since December 31, 2006 due to approximately $1,970,000 of cash provided by operating activities, partially offset by approximately $1,284,000 and $562,000 of cash used in investing and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds.  Cash used in financing activities consisted of repayment of the previous mortgage encumbering Big Walnut Apartments, principal payments made on the mortgages encumbering the Partnership’s properties and loan costs paid, partially offset by proceeds received from the refinancing of the mortgage encumbering Big Walnut Apartments and advances received from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $818,000 during the year ended December 31, 2007 in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. AIMCO Properties, L.P. advanced the Partnership approximately $346,000 to cover operational expenses and real estate taxes during the year ended December 31, 2006. During the year ended December 31, 2007, the Partnership made a payment of approximately $200,000 of accrued interest to AIMCO Properties, L.P. from cash reserves. The Partnership repaid approximately $3,496,000 of principal and approximately $1,338,000 of accrued interest to AIMCO Properties, L.P. during the year ended December 31, 2006. At December 31, 2007, the amount of the outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $6,797,000 and is included in due to affiliates. Interest on advances is charged at prime plus 1% or 8.25% at December 31, 2007. Interest expense was approximately $537,000 and $642,000 for the years ended December 31, 2007 and 2006, respectively. The Partnership had previously disclosed that AIMCO Properties, L.P. was considering the remedies it could pursue including accelerating repayment of the outstanding loans it had made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of the mortgages encumbering Big Walnut Apartments and Reflections Apartments. As of December 31, 2007, AIMCO Properties, L.P. is no longer pursuing any remedies. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, the Partnership made a payment of approximately $172,000 of principal and approximately $178,000 of accrued interest to AIMCO Properties, L.P.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the properties as well as partnership reserves and anticipated cash flow generated by the properties.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Reflections Apartments of approximately $12,194,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date. The mortgage indebtedness encumbering The Trails Apartments of approximately $8,548,000 matures in January 2016 at which time a balloon payment of approximately $7,385,00 is required.

On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.01% per annum at December 31, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership’s Managing General Partner advanced the Partnership approximately $770,000 to cover the amount needed to payoff the existing mortgage and closing costs. In connection with the new loan, loan costs of approximately $70,000 were capitalized and are included in other assets.

On May 31, 2006, the Partnership refinanced the mortgage encumbering The Trails Apartments. The Partnership recognized a loss on early extinguishment of debt of approximately $526,000 during the year ended December 31, 2006 due to the write off of unamortized loan costs and debt discounts. The new mortgage loan, in the principal amount of $8,700,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of approximately $4,066,000. Closing costs of approximately $139,000 were capitalized and are included in other assets. The new mortgage loan requires monthly payments of principal and interest of approximately $52,000 until the loan matures on June 1, 2016, with a fixed interest rate of 5.96% and a balloon payment of approximately $7,385,000 due at maturity. From May 31, 2006 through December 1, 2015 (the “Prepayment Premium Period”) the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. After the Prepayment Premium Period and until maturity, the loan may be prepaid without penalty.  As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

There were no distributions during the years ended December 31, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at December 31, 2007, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended

December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate II, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate II, L.P. at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 727
Receivables and deposits		382
Other assets		438
Investment properties (Notes B & E):
Land	$ 1,953
Buildings and related personal property	53,065
	55,018
Less accumulated depreciation	(33,574)	21,444
		$ 22,991

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 167
Tenant security deposit liabilities		199
Accrued property taxes		506
Other liabilities		368
Due to affiliates (Note D)		6,822
Mortgage notes payable (Note B)		25,042

Partners' Deficit
General partners	$ (320)
Limited partners (1,224.25 units issued and
outstanding)	(9,793)	(10,113)
		$ 22,991

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 7,329	$ 7,033
Other income	780	644
Total revenues	8,109	7,677

Expenses:
Operating	3,879	3,663
General and administrative	283	263
Depreciation	2,928	2,931
Interest	1,949	2,000
Property taxes	504	512
Loss on early extinguishment of debt (Note B)	--	526
Total expenses	9,543	9,895

Casualty gains (Note F)	156	27

Net loss (Note C)	$ (1,278)	$ (2,191)

Net loss allocated to general partners (2%)	$ (26)	$ (44)
Net loss allocated to limited partners (98%)	(1,252)	(2,147)
	$ (1,278)	$ (2,191)

Net loss per limited partnership unit	$(1,022.67)	$(1,753.73)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$24,485	$ 24,486

Partners' deficit at
December 31, 2005	1,224.25	$ (250)	$(6,394)	$ (6,644)

Net loss for the year ended
December 31, 2006	--	(44)	(2,147)	(2,191)

Partners' deficit at
December 31, 2006	1,224.25	(294)	(8,541)	(8,835)

Net loss for the year ended
December 31, 2007	--	(26)	(1,252)	(1,278)

Partners' deficit at
December 31, 2007	1,224.25	$ (320)	$(9,793)	$(10,113)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,278)	$(2,191)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,928	2,931
Amortization of mortgage discounts and loan costs	72	117
Loss on early extinguishment of debt	--	526
Casualty gain	(156)	(27)
Change in accounts:
Receivables and deposits	26	(7)
Other assets	(13)	10
Accounts payable	(73)	17
Tenant security deposit liabilities	30	39
Accrued property taxes	88	(69)
Other liabilities	34	(20)
Due to affiliates	312	(650)
Net cash provided by operating activities	1,970	676

Cash flows from investing activities:
Property improvements and replacements	(1,481)	(1,923)
Insurance proceeds received	197	442
Net withdrawals from restricted escrows	--	86
Net cash used in investing activities	(1,284)	(1,395)

Cash flows from financing activities:
Advances from affiliates	818	346
Payments on advances from affiliates	--	(3,496)
Payments on mortgage notes payable	(557)	(651)
Repayment of mortgage note payable	(5,053)	(4,066)
Proceeds from mortgage note payable	4,300	8,700
Loan costs paid	(70)	(139)
Net cash (used in) provided by financing activities	(562)	694

Net increase (decrease) in cash and cash equivalents	124	(25)
Cash and cash equivalents at beginning of year	603	628

Cash and cash equivalents at end of year	$ 727	$ 603

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,497	$ 2,548

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 98	$ 176

At December 31, 2005, approximately $86,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date. As of December 31, 2007, the Partnership operates three apartment properties located in or near major urban areas in the United States.

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

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional adjusted cash from operations for allocation purposes. No cash distributions to the partners were made during the years ended December 31, 2007 or 2006.

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

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2007 and 2006.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $353,000, less accumulated amortization of approximately $139,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $72,000 and $70,000 for the years ended December 31, 2007 and 2006, respectively, and is included in interest expense on the accompanying consolidated statements of operations.  Amortization expense is expected to be approximately $66,000 in 2008, approximately $40,000 in 2009, approximately $31,000 in 2010 and approximately $14,000 in both 2011 and 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $644,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses was approximately $165,000 and $148,000 for the years ended December 31, 2007 and 2006, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Big Walnut Apartments	$ 4,300	$ (3)	(1)	10/01/10	$ 4,300

The Trails Apartments	8,548	52	5.96% (2)	06/01/16	7,385

Reflections Apartments	12,194	73	4.17% (2)	01/01/29	--
	$25,042	$ 125			$11,685

(1)

Adjustable interest rate is based on the one-month LIBOR rate plus 0.78%.  The rate at December 31, 2007 was 6.01%.

(2)

Fixed rate mortgage.

(3)

Interest only payments.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage note payable for Reflections Apartments and The Trails Apartments include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.01% per annum at December 31, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership’s Managing General Partner advanced the Partnership approximately $770,000 to cover the amount needed to payoff the existing mortgage and closing costs. In connection with the new loan, loan costs of approximately $70,000 were capitalized and are included in other assets.

The mortgage for Reflections Apartments has a maturity date of January 1, 2029, however, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date.

On May 31, 2006, the Partnership refinanced the mortgage encumbering The Trails Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $526,000 during the year ended December 31, 2006 due to the write off of unamortized loan costs and debt discounts.  The new mortgage loan, in the principal amount of $8,700,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of approximately $4,066,000. Closing costs of approximately $139,000 were capitalized and are included in other assets.  The new mortgage loan requires monthly payments of principal and interest of approximately $52,000 until the loan matures on June 1, 2016, with a fixed interest rate of 5.96% and a balloon payment of approximately $7,385,000 due at maturity. From May 31, 2006 through December 1, 2015 (the “Prepayment Premium Period”) the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. After the Prepayment Premium Period and until maturity, the loan may be prepaid without penalty.  As a condition of the new loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ 477
2009	501
2010	4,825
2011	549
2012	573
Thereafter	18,117
$25,042

Note C- Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2007	2006

Net loss as reported	$ (1,278)	$ (2,191)
Deduct:
Casualty gain	(166)	(27)
Depreciation differences	1,146	1,201
Amortization of discounts	--	47
Unearned income	25	(52)
Other	(2)	(65)
Federal taxable loss	$ (275)	$ (1,087)
Federal taxable loss per limited
partnership unit	$ (220.81)	$ (870.06)

For 2007 and 2006 allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets liabilities at December 31, 2007 (in thousands):

Net liabilities as reported	$(10,113)
Land and buildings	2,283
Accumulated depreciation	(2,196)
Other	972
Net liabilities - Federal tax basis	$ (9,054)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $397,000 and $375,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses. At December 31, 2007 approximately $1,000 of such expense is accrued and is included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $330,000 and $360,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $133,000 and $175,000, respectively. At December 31, 2007 approximately $24,000 of reimbursements is accrued and is included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $818,000 during the year ended December 31, 2007 in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. AIMCO Properties, L.P. advanced the Partnership approximately $346,000 to cover operational expenses and real estate taxes during the year ended December 31, 2006. During the year ended December 31, 2007, the Partnership made a payment of approximately $200,000 of accrued interest to AIMCO Properties, L.P. from cash reserves. The Partnership repaid approximately $3,496,000 of principal and approximately $1,338,000 of accrued interest to AIMCO Properties, L.P. during the year ended December 31, 2006. At December 31, 2007, the amount of the outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $6,797,000 and is included in due to affiliates. Interest on advances is charged at prime plus 1% or 8.25% at December 31, 2007. Interest expense was approximately $537,000 and $642,000 for the years ended December 31, 2007 and 2006, respectively. The Partnership had previously disclosed that AIMCO Properties, L.P. was considering the remedies it could pursue including accelerating repayment of the outstanding loans it had made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of the mortgages encumbering Big Walnut Apartments and Reflections Apartments. As of December 31, 2007, AIMCO Properties, L.P. is no longer pursuing any remedies. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, the Partnership made a payment of approximately $172,000 of principal and approximately $178,000 of accrued interest to AIMCO Properties, L.P.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999.  During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2007 and is included in other liabilities in the accompanying consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $202,000 and $215,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			And Related	Capitalized
			Personal	Subsequent to
Investment Properties	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Big Walnut Apartments	$ 4,300	$ 520	$ 6,505	$ 5,577
The Trails Apartments	8,548	586	7,054	3,543
Reflections Apartments	12,194	847	9,684	20,702
Total	$25,042	$ 1,953	$23,243	$29,822

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)
		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years

Investment Properties
Big Walnut Apartments	$ 520	$12,082	$12,602	$ 9,090	1971	03/28/85	5-25
The Trails Apartments	586	10,597	11,183	8,399	1984-1985	08/30/85	5-25
Reflections Apartments	847	30,386	31,233	16,085	1970-1975	09/30/85	5-25

Totals	$1,953	$53,065	$55,018	$33,574

Reconciliation of "Investment Properties and Accumulated Depreciation"

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$ 53,691	$ 52,164
Property improvements and replacements	1,403	2,013
Casualty write-offs	(76)	(486)
Balance at end of year	$ 55,018	$ 53,691

Accumulated Depreciation
Balance at beginning of year	$ 30,681	$ 27,821
Additions charged to expense	2,928	2,931
Casualty write-offs	(35)	(71)
Balance at end of year	$ 33,574	$ 30,681

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006, is approximately $57,301,000 and $56,112,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006, is approximately $35,770,000 and $33,988,000, respectively.

Note F - Casualty Events

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs was approximately $554,000. During the fourth quarter of 2006, the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the year ended December 31, 2007 due to receipt of additional insurance proceeds of approximately $111,000.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units.  The estimated cost to repair the unit was approximately $52,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $42,000 related to this casualty. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $4,000 as a result of receiving approximately $42,000 of insurance proceeds offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The estimated cost to repair the building was approximately $29,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $26,000. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $24,000 as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

During August 2007, Big Walnut Apartments suffered water damage to one of its apartment units as a result of a heavy rain storm.  The estimated cost to repair the unit is approximately $29,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $18,000.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $17,000 as a result of receiving approximately $18,000 of insurance proceeds offset by approximately $1,000 of undepreciated assets being written off.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change, the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation. Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust ("Prentiss"), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Davidson Diversified Real Estate II, L.P. (the “Partnership” or the “Registrant”) has no officers or directors.  Davidson Diversified Properties, Inc. (the “Managing General Partner”) manages and controls substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors or officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2007 and 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2007.

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $397,000 and $375,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”. At December 31, 2007 approximately $1,000 of such expense is accrued and is included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $330,000 and $360,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $133,000 and $175,000, respectively. At December 31, 2007 approximately $24,000 of reimbursements is accrued and is included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $818,000 during the year ended December 31, 2007 in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. AIMCO Properties, L.P. advanced the Partnership approximately $346,000 to cover operational expenses and real estate taxes during the year ended December 31, 2006. During the year ended December 31, 2007, the Partnership made a payment of approximately $200,000 of accrued interest to AIMCO Properties, L.P. from cash reserves. The Partnership repaid approximately $3,496,000 of principal and approximately $1,338,000 of accrued interest to AIMCO Properties, L.P. during the year ended December 31, 2006. At December 31, 2007, the amount of the outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $6,797,000 and is included in due to affiliates. Interest on advances is charged at prime plus 1% or 8.25% at December 31, 2007. Interest expense was approximately $537,000 and $642,000 for the years ended December 31, 2007 and 2006, respectively. The Partnership had previously disclosed that AIMCO Properties, L.P. was considering the remedies it could pursue including accelerating repayment of the outstanding loans it had made to the Partnership to cover capital expenditures, operational expenses and to assist in the refinancing of the mortgages encumbering Big Walnut Apartments and Reflections Apartments. As of December 31, 2007, AIMCO Properties, L.P. is no longer pursuing any remedies. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, the Partnership made a payment of approximately $172,000 of principal and approximately $178,000 of accrued interest to AIMCO Properties, L.P.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999.  During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2007 and is included in other liabilities. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $202,000 and $215,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 Units in the Partnership representing 57.67% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See attached Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees. Fees for audit services totaled approximately $53,000 and $46,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $25,000 and $24,000, for 2007 and 2006, respectively.

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

Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2008
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