Form 10-Q
period 2008-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2008-05-14
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 522	$ 727
Receivables and deposits	356	382
Other assets	542	438
Investment properties:
Land	1,953	1,953
Buildings and related personal property	53,410	53,065
	55,363	55,018
Less accumulated depreciation	(34,319)	(33,574)
	21,044	21,444
	$ 22,464	$ 22,991

Liabilities and Partners' Deficit

Liabilities
Accounts payable	$ 264	$ 167
Tenant security deposit liabilities	209	199
Accrued property taxes	485	506
Other liabilities	329	368
Due to affiliates (Note B)	6,626	6,822
Mortgage notes payable	24,924	25,042
	32,837	33,104
Partners' Deficit
General partners	(325)	(320)
Limited partners (1,224.25 units issued and	(10,048)	(9,793)
outstanding)	(10,373)	(10,113)
	$ 22,464	$ 22,991

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 1,909	$ 1,790
Other income	166	181
Total revenues	2,075	1,971

Expenses:
Operating	897	929
General and administrative	59	74
Depreciation	745	715
Interest	446	490
Property taxes	188	148
Total expenses	2,335	2,356

Casualty gain (Note C)	--	111

Net loss	$ (260)	$ (274)

Net loss allocated to general partners (2%)	$ (5)	$ (5)
Net loss allocated to limited partners (98%)	(255)	(269)

	$ (260)	$ (274)

Net loss per limited partnership unit	$ (208.29)	$ (219.73)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$24,485	$24,486

Partners' deficit at
December 31, 2007	1,224.25	$ (320)	$ (9,793)	$(10,113)

Net loss for the three months
ended March 31, 2008	--	(5)	(255)	(260)

Partners' deficit at
March 31, 2008	1,224.25	$ (325)	$(10,048)	$(10,373)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$ (260)	$ (274)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	745	715
Amortization of loan costs	17	19
Casualty gain	--	(111)
Change in accounts:
Receivables and deposits	26	(37)
Other assets	(118)	(137)
Accounts payable	76	61
Tenant security deposit liabilities	10	8
Accrued property taxes	(21)	13
Other liabilities	(39)	15
Due to affiliates	(24)	(120)
Net cash provided by operating activities	412	152

Cash flows from investing activities:
Property improvements and replacements	(324)	(425)
Insurance proceeds received	--	111
Net cash used in investing activities	(324)	(314)

Cash flows from financing activities:
Payments on mortgage notes payable	(118)	(151)
Payments on advances from affiliates	(172)	--
Loan costs paid	(3)	--
Net cash used in financing activities	(293)	(151)

Net decrease in cash and cash equivalents	(205)	(313)

Cash and cash equivalents at beginning of period	727	603

Cash and cash equivalents at end of period	$ 522	$ 290

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 490	$ 540

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 119	$ 99

At December 31, 2007 and 2006, approximately $98,000 and $176,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $103,000 and $97,000 for the three months ended March 31, 2008  and 2007, respectively, which is included in operating expenses.  At December 31, 2007, approximately $1,000 of such expense is accrued and is included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $69,000 and $105,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $32,000 and $50,000, respectively.  At March 31, 2008 and December 31, 2007, approximately $61,000 and $24,000 of reimbursements are accrued and are included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments.  No such advances were received during the three months ended March 31, 2008 or 2007. The Partnership repaid approximately $172,000 of principal and approximately $178,000 of accrued interest to AIMCO Properties, L.P. during the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007, the amount of the outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $6,565,000 and $6,797,000, respectively, and is included in due to affiliates.  Interest on advances is charged at prime plus 1% (6.25% at March 31, 2008).  Interest expense was approximately $117,000 and $130,000 for the three months ended March 31, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P.  is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, the Partnership made a payment of approximately $150,000 of accrued interest to AIMCO Properties, L.P.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of the amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at March 31, 2008 and December 31, 2007 and is included in other liabilities in the accompanying consolidated balance sheets. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $159,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $202,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Gain

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs was approximately $554,000. During the fourth quarter of 2006, the Partnership received insurance proceeds of approximately $442,000. The Partnership recognized a casualty gain of approximately $27,000 during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 partially offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the three months ended March 31, 2007 due to the receipt of additional insurance proceeds of approximately $111,000.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court. The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
	2008	2007
Big Walnut Apartments
Columbus, Ohio	96%	97%
The Trails Apartments (1)
Nashville, Tennessee	98%	95%
Reflections Apartments (2)
Indianapolis, Indiana	98%	95%

(1)

The Managing General Partner attributes the increase in occupancy at The Trails to increased resident retention efforts.

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

Results of Operations

The Partnership recognized net losses of approximately $260,000 and $274,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in net loss is due to an increase in total revenues and a decrease in total expenses, partially offset by a decrease in casualty gain.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at The Trails Apartments and Reflections Apartments and an increase in the average rental rate at all three of the Partnership’s investment properties. Other income decreased primarily due to decreases in utility reimbursements.

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs was approximately $554,000. During the fourth quarter of 2006, the Partnership received insurance proceeds of approximately $442,000. The Partnership recognized a casualty gain of approximately $27,000 during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 partially offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the three months ended March 31, 2007 due to receipt of additional insurance proceeds of approximately $111,000.

Total expenses decreased for the three months ended March 31, 2008 due to decreases in operating, general and administrative and interest expenses, partially offset by increases in depreciation and property tax expenses. The decrease in operating expense is primarily due to decreases in salaries and related employee benefits, sales and use tax expenses at the Partnership’s investment properties and snow removal costs and contract services at Reflections Apartments.  Interest expense decreased due to a decrease in interest charged on advances from an affiliate of the Managing General Partner. Also contributing to the decrease in interest expense is a decrease in the variable interest rate on the mortgage encumbering Big Walnut Apartments.  Depreciation expense increased as a result of property improvements and replacements placed into service at the property during the past twelve months.  Property tax expense increased due to an increase in the assessed value at Reflections Apartments.

General and administrative expense decreased for the three months ended March 31, 2008 due to a decrease in management reimbursements paid to the Managing General Partner.  Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $522,000, compared to approximately $290,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $205,000, from December 31, 2007, due to approximately $324,000 and $293,000 of cash used in investing and financing activities, respectively, partially offset by approximately $412,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payment on advances received from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering the Partnership’s properties, and loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments.  No such advances were received during the three months ended March 31, 2008 or 2007. The Partnership repaid approximately $172,000 of principal and approximately $178,000 of accrued interest to AIMCO Properties, L.P. during the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007, the amount of the outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $6,565,000 and $6,797,000, respectively, and is included in due to affiliates.  Interest on advances is charged at prime plus 1% (6.25% at March 31, 2008).  Interest expense was approximately $117,000 and $130,000 for the three months ended March 31, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P.  is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, the Partnership made a payment of approximately $150,000 of accrued interest to AIMCO Properties, L.P.

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

Big Walnut Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $251,000 of capital expenditures at Big Walnut Apartments consisting primarily of recreational facilities, interior decorating, roof and floor covering replacements and casualty repairs. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Trails Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $27,000 of capital expenditures at The Trails Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $67,000 of capital expenditures at Reflections Apartments consisting primarily of kitchen and bath resurfacing and appliance and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (4.04% per annum at March 31, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership’s Managing General Partner advanced the Partnership approximately $770,000 to cover the amount needed to payoff the existing mortgage and closing costs. In connection with the new loan, loan costs of approximately $73,000 were capitalized and are included in other assets.

The mortgage indebtedness encumbering Reflections Apartments of approximately $12,103,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date.  The mortgage indebtedness encumbering The Trails Apartments of approximately $8,521,000 matures in January 2016 at which time a balloon payment of approximately $7,385,000 is required.  The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

There were no distributions during the three months ended March 31, 2008 or 2007. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to affiliates of the Managing General Partner at March 31, 2008, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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