Form 10-Q
period 2008-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2008-08-14
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 352	$ 727
Receivables and deposits	290	272
Other assets	417	406
Investment properties:
Land	1,106	1,106
Buildings and related personal property	23,089	22,680
	24,195	23,786
Less accumulated depreciation	(18,151)	(17,489)
	6,044	6,297
Assets held for sale (Note A)	14,748	15,289
	$ 21,851	$ 22,991
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 101	$ 167
Tenant security deposit liabilities	97	89
Accrued property taxes	158	323
Other liabilities	285	326
Due to affiliates (Note B)	6,512	6,822
Mortgage notes payable	12,794	12,848
Liabilities related to assets held for sale (Note A)	12,802	12,529
	32,749	33,104
Partners' Deficit
General partners	(336)	(320)
Limited partners (1,224.25 units issued and	(10,562)	(9,793)
outstanding)	(10,898)	(10,113)
	$ 21,851	$ 22,991

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 900	$ 855	$ 1,805	$ 1,687
Other income	98	103	187	191
Total revenues	998	958	1,992	1,878

Expenses:
Operating	492	556	965	1,020
General and administrative	64	81	123	155
Depreciation	336	310	662	617
Interest	270	353	582	706
Property taxes	74	55	155	152
Total expenses	1,236	1,355	2,487	2,650

Casualty gain (Note C)	--	24	--	24
Loss from continuing operations	(238)	(373)	(495)	(748)
(Loss) income from discontinued
operations	(287)	21	(290)	122

Net loss	$ (525)	$ (352)	$ (785)	$ (626)

Net loss allocated to general
partners (2%)	$ (11)	$ (7)	$ (16)	$ (13)
Net loss allocated to limited
partners (98%)	(514)	(345)	(769)	(613)

	$ (525)	$ (352)	$ (785)	$ (626)
Per limited partnership unit:
Loss from continuing operations	$(190.32)	$(298.96)	$(396.16)	$(598.73)
(Loss) income from discontinued
operations	(229.53)	17.15	(231.98)	98.02
Net loss per limited partnership unit	$(419.85)	$(281.81)	$(628.14)	$(500.71)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,224.25	$ 1	$ 24,485	$ 24,486

Partners' deficit at
December 31, 2007	1,224.25	$ (320)	$ (9,793)	$(10,113)

Net loss for the six months
ended June 30, 2008	--	(16)	(769)	(785)

Partners' deficit at
June 30, 2008	1,224.25	$ (336)	$(10,562)	$(10,898)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$ (785)	$ (626)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,360	1,447
Amortization of loan costs	35	38
Casualty gain	--	(135)
Change in accounts:
Receivables and deposits	(24)	51
Other assets	(28)	(142)
Accounts payable	5	(55)
Tenant security deposit liabilities	13	16
Accrued property taxes	285	43
Other liabilities	(41)	70
Due to affiliate	(138)	10
Net cash provided by operating activities	682	717

Cash flows from investing activities:
Property improvements and replacements	(646)	(763)
Insurance proceeds received	--	137
Net cash used in investing activities	(646)	(626)

Cash flows from financing activities:
Payments on mortgage notes payable	(236)	(301)
Loan costs paid	(3)	--
Payments on advances from affiliates	(172)	--
Net cash used in financing activities	(411)	(301)

Net decrease in cash and cash equivalents	(375)	(210)
Cash and cash equivalents at beginning of period	727	603
Cash and cash equivalents at end of period	$ 352	$ 393

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 938	$ 882
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 27	$ 21

At December 31, 2007 and 2006, approximately $98,000 and $176,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2008 reflect the operations of Reflections Apartments as loss from discontinued operations. The three and six months ended June 30, 2007 have been restated as of January 1, 2007 to reflect the operations of Reflections Apartments as income from discontinued operations.  The Partnership entered into a sale contract on May 22, 2008 to sell the Reflections Apartments to a third party. Included in the (loss) income from discontinued operations is net losses for Reflections Apartments of approximately $287,000 and $290,000, respectively, for the three and six months ended June 30, 2008 and net income of approximately $21,000 and $122,000, respectively, for the three and six months ended June 30, 2007. Included in loss from discontinued operations for the three and six months ended June 30, 2008 are revenues for Reflections Apartments of approximately $1,089,000 and $2,170,000, respectively. Included in income from discontinued operations for the three and six months ended June 30, 2007 are revenues for Reflections Apartments of approximately $1,072,000 and $2,123,000, respectively. As a result of Reflections Apartments entering into a sale contract in May 2008, its assets and liabilities are classified as held for sale as of June 30, 2008. The December 31, 2007 balance sheet has been restated to reflect the assets and liabilities of Reflections Apartments as held for sale. On July 31, 2008, the Partnership sold Reflections Apartments.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $204,000 and $195,000 for the six months ended June 30, 2008  and 2007, respectively, which is included in operating expenses and (loss) income from discontinued operations.  At December 31, 2007, approximately $1,000 of such expense is accrued and is included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $132,000 and $179,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties and assets held for sale. The portion of these reimbursements included in investment properties for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $54,000 and $67,000, respectively. At December 31, 2007, approximately $24,000 of reimbursements were accrued and were included in due to affiliates on the accompanying consolidated balance sheet. No such amounts were due to affiliates of the Managing General Partner at June 30, 2008.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments.  No such advances were received during the six months ended June 30, 2008 or 2007. The Partnership repaid approximately $172,000 of principal and approximately $329,000 of accrued interest to AIMCO Properties, L.P. during the six months ended June 30, 2008. At June 30, 2008 and December 31, 2007, the amount of the outstanding advance balance and accrued interest due to AIMCO Properties, L.P. was approximately $6,512,000 and $6,797,000, respectively, and is included in due to affiliates.  Interest on advances is charged at prime plus 1% (6.00% at June 30, 2008).  Interest expense was approximately $215,000 and $259,000 for the six months ended June 30, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P.  is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, the Partnership repaid the entire outstanding advance balance and associated accrued interest with proceeds from the sale of Reflections Apartments.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of the amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at June 30, 2008 and December 31, 2007 and is included in other liabilities in the accompanying consolidated balance sheets. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $159,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $202,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Gain

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs was approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the six months ended June 30, 2007 due to the receipt of additional insurance proceeds of approximately $111,000, which is included in discontinued operations.

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

Note D – Partnership Income Taxes

The state of Tennessee has enacted tax legislation concerning income taxes that will impact the Partnership.  One of the provisions of the legislation will require the Partnership to be liable for any Tennessee income taxes that arise as a result of one of the Partnership’s properties, The Trails Apartments, being located in the state of Tennessee.  The Partnership has estimated that at June 30, 2008 a deferred tax liability exists of approximately $18,000 as a result of this tax legislation and accordingly recorded such liability. The Partnership classifies deferred tax expense with operating expenses on the consolidated statements of operations. The deferred tax liability consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note E – Subsequent Event

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sales price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,661,000 after payment of closing costs of approximately $227,000 and a prepayment penalty of approximately $122,000 owed by the Partnership and paid by the Buyer. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. Subsequent to June 30, 2008, the Partnership repaid the entire advance balance and associated accrued interest due to AIMCO Properties, L.P. with proceeds from the sale of Reflections Apartments. The Partnership expects to recognize a gain as a result of the sale during the third quarter of 2008. In accordance with the Partnership agreement, the Partnership’s Managing General Partner will evaluate the cash requirements of the Partnership to determine what portion of the sales proceeds will be available for distribution to the limited partners.

Note F - Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of three apartment complexes, one which is classified as held for sale at June 30, 2008. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
	2008	2007
Big Walnut Apartments
Columbus, Ohio	95%	97%
The Trails Apartments
Nashville, Tennessee	97%	97%
Reflections Apartments
Indianapolis, Indiana	97%	95%

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

Results of Operations

The Partnership recognized net loss of approximately $525,000 and $785,000 for the three and six months ended June 30, 2008, respectively, compared to net loss of approximately $352,000 and $626,000 for the three and six months ended June 30, 2007, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 reflect the operations of Reflections Apartments as (loss) income from discontinued operations.  The Partnership entered into a sale contract on May 22, 2008 to sell Reflections Apartments to a third party. On July 31, 2008, the Partnership sold Reflections Apartments. Included in the (loss) income from discontinued operations is net losses for Reflections Apartments of approximately $287,000 and $290,000, respectively, for the three and six months ended June 30, 2008 and net income of approximately $21,000 and $122,000, respectively, for the three and six months ended June 30, 2007. Included in loss from discontinued operations for the three and six months ended June 30, 2008 are revenues for Reflections Apartments of approximately $1,089,000 and $2,170,000, respectively. Included in income from discontinued operations for the three and six months ended June 30, 2007 are revenues for Reflections Apartments of approximately $1,072,000 and $2,123,000, respectively. In June 2008, the Partnership recorded additional property tax expense for Reflections Apartments, due to receipt of the final taxable value and rate for 2006 from the local taxing authority. Although the assessed value for 2006 is under appeal, the Partnership recorded additional property tax expense of approximately $207,000 related to the 2006 tax year and adjusted the Partnership’s estimated taxes for 2007 based on the 2006 value by approximately $214,000. These adjustments are included in (loss) income from discontinued operations for both the three and six months ended June 30, 2008. As a result of Reflections Apartments being held for sale, its assets and liabilities are classified as held for sale as of June 30, 2008 and December 31, 2007.

The Partnership’s loss from continuing operations was approximately $238,000 and $495,000 for the three and six months ended June 30, 2008, respectively, compared to loss from continuing operations of approximately $373,000 and $748,000 for the three and six months ended June 30, 2007, respectively. The decrease in loss from continuing operations for both the three and six months ended June 30, 2008 is due to a decrease in total expenses and an increase in total revenues, partially offset by the recognition of a casualty gain during 2007. Total expenses decreased for both the three and six months ended June 30, 2008 due to decreases in operating, general and administrative and interest expenses, partially offset by increases in depreciation and property tax expenses. Operating expense decreased for the comparable periods primarily due to a decrease in mold cleanup expenses incurred at Big Walnut Apartments. Interest expense decreased primarily due to a decrease in interest charged on advances from an affiliate of the Managing General Partner and a decrease in the variable interest rate on the mortgage encumbering Big Walnut Apartments. Depreciation expense increased for both periods as a result of property improvements and replacements placed into service at the properties during the past twelve months. Property tax expense increased for the three months ended June 30, 2008 due to an increase in the assessed value of Big Walnut Apartments. Property tax expense remained relatively constant for the six months ended June 30, 2008.

General and administrative expense decreased for the three and six months ended June 30, 2008 and 2007 due to a decrease in management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and six months ended June 30, 2008 primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased due to an increase in the average rental rates at both The Trails Apartments and Big Walnut Apartments, partially offset by a decrease in occupancy at Big Walnut Apartments.

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

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $352,000, compared to approximately $393,000 at June 30, 2007.  Cash and cash equivalents decreased approximately $375,000, from December 31, 2007, due to approximately $646,000 and $411,000 of cash used in investing and financing activities, respectively, partially offset by approximately $682,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s properties, payment on advances received from an affiliate of the Managing General Partner, and loan costs paid.  The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments.  No such advances were received during the six months ended June 30, 2008 or 2007. The Partnership repaid approximately $172,000 of principal and approximately $329,000 of accrued interest to AIMCO Properties, L.P. during the six months ended June 30, 2008. At June 30, 2008 and December 31, 2007, the amount of the outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $6,512,000 and $6,797,000, respectively, and is included in due to affiliates.  Interest on advances is charged at prime plus 1% (6.00% at June 30, 2008).  Interest expense was approximately $215,000 and $259,000 for the six months ended June 30, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P.  is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, the Partnership repaid the entire outstanding advance balance and associated accrued interest with proceeds from the sale of Reflections Apartments.

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

Big Walnut Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $341,000 of capital expenditures at Big Walnut Apartments consisting primarily of recreational facilities, interior decorating, roof and floor covering replacements and improvements related to casualties. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Trails Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $68,000 of capital expenditures at The Trails Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $166,000 of capital expenditures at Reflections Apartments consisting primarily of kitchen and bath resurfacing, structural improvements and appliance and floor covering replacement. These improvements were funded from operating cash flow. This property is classified as held for sale at June 30, 2008 and was sold on July 31, 2008.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.24% per annum at June 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership’s Managing General Partner advanced the Partnership approximately $770,000 to cover the amount needed to payoff the existing mortgage and closing costs. In connection with the new loan, loan costs of approximately $73,000 were capitalized and are included in other assets.

The mortgage indebtedness encumbering Reflections Apartments of approximately $12,012,000 matures in January 2029 at which time the loan is scheduled to be fully amortized. However, the lender can exercise a call option on the mortgage on February 1, 2009 and every fifth anniversary thereafter until maturity. If the lender exercises the call option, the outstanding principal balance and any related interest expense is due and payable on the call date.  The mortgage indebtedness encumbering The Trails Apartments of approximately $8,494,000 matures in January 2016 at which time a balloon payment of approximately $7,385,000 is required.  The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

There were no distributions during the six months ended June 30, 2008 or 2007. At June 30, 2008, the amount of the outstanding advance balance and accrued interest due to AIMCO Properties, L.P. was approximately $6,512,000 and was subsequently repaid with the proceeds from the sale of Reflections Apartments. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

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