Form 10-Q
period 2008-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2008-11-14
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 2,602	$ 727
Receivables and deposits	239	272
Restricted escrow	613	--
Other assets	237	341
Investment property:
Land	586	586
Buildings and related personal property	10,716	10,598
	11,302	11,184
Less accumulated depreciation	(8,818)	(8,400)
	2,484	2,784
Assets held for sale (Notes A, D and G)	4,841	18,867
	$ 11,016	$ 22,991
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,075	$ 167
Tenant security deposit liabilities	49	43
Accrued property taxes	826	142
Other liabilities	206	303
Due to affiliates (Note B)	--	6,822
Mortgage note payable	8,468	8,548
Liabilities related to assets held for sale
(Notes A, D and G)	5,326	17,079
	15,950	33,104
Partners' Deficit
General partners	--	(320)
Limited partners (1,224.25 units issued and	(4,934)	(9,793)
outstanding)	(4,934)	(10,113)
	$ 11,016	$ 22,991

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:		(Restated)		(Restated)
Rental income	$ 499	$ 476	$ 1,476	$ 1,371
Other income	54	39	150	141
Total revenues	553	515	1,626	1,512

Expenses:
Operating	255	269	722	715
General and administrative	92	63	215	218
Depreciation	141	136	419	402
Interest	167	269	646	794
Property taxes	36	40	109	112
Total expenses	691	777	2,111	2,241

Loss from continuing operations	(138)	(262)	(485)	(729)
Loss from discontinued
operations (Notes A,C, E and F)	(226)	(145)	(664)	(304)
Gain from sale of discontinued
operations (Note F)	15,472	--	15,472	--
Net income (loss)	$ 15,108	$ (407)	$ 14,323	$ (1,033)

Net income (loss) allocated
to general partners	$ 342	$ (8)	$ 326	$ (21)
Net income (loss) allocated
to limited partners	14,766	(399)	13,997	(1,012)

	$ 15,108	$ (407)	$ 14,323	$ (1,033)

Per limited partnership unit:
Loss from continuing
operations	$ (110.27)	$(209.92)	$ (387.99)	$(583.22)
Loss from discontinued
operations	(181.34)	(115.99)	(531.75)	(243.41)
Gain from sale of discontinued
operations	12,352.87	--	12,352.87	--
Net income (loss)	$12,061.26	$(325.91)	$11,433.13	$(826.63)

Distribution per limited
partnership unit	$ 7,464.16	$ --	$ 7,464.16	$ --

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	1,224.25	$ 1	$24,485	$ 24,486

Partners' deficit at
December 31, 2007	1,224.25	$ (320)	$(9,793)	$(10,113)

Distribution to partners	--	(6)	(9,138)	(9,144)

Net income for the nine months
ended September 30, 2008	--	326	13,997	14,323

Partners' deficit at
September 30, 2008	1,224.25	$ --	$(4,934)	$ (4,934)

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$ 14,323	$(1,033)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	1,699	2,185
Amortization of loan costs	47	57
Gain from sale of discontinued operations	(15,472)	--
Loss on early extinguishment of debt	137	--
Casualty gains	--	(139)
Change in accounts:
Receivables and deposits	143	12
Restricted escrow	(613)	--
Other assets	90	(78)
Accounts payable	(59)	(10)
Tenant security deposit liabilities	(94)	23
Accrued property taxes	448	(50)
Other liabilities	(150)	(3)
Due to affiliate	(490)	186
Net cash provided by operating activities	9	1,150

Cash flows from investing activities:
Property improvements and replacements	(1,044)	(1,203)
Deposit to restricted escrow	(830)	--
Insurance proceeds received	--	179
Deferred revenue	830	--
Net proceeds from sale of discontinued operations	30,782	--
Net cash provided by (used in) investing activities	29,738	(1,024)

Cash flows from financing activities:
Payments on mortgage notes payable	(293)	(440)
Repayment of mortgage note payable	(11,981)	(5,053)
Proceeds from mortgage note payable	--	4,300
Prepayment penalty paid	(122)	--
Loan costs paid	--	(60)
Advances from affiliate	--	818
Payments on advances from affiliate	(6,332)	--
Distribution to partners	(9,144)	--
Net cash used in financing activities	(27,872)	(435)

Net increase (decrease) in cash and cash equivalents	1,875	(309)
Cash and cash equivalents at beginning of period	727	603
Cash and cash equivalents at end of period	$ 2,602	$ 294

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,573	$ 1,198
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 398	$ 75

At December 31, 2007 and 2006, approximately $98,000 and $176,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Reflections Apartments as income (loss) from discontinued operations due to its sale on July 31, 2008 (see Note F) and reflect the operations of Big Walnut Apartments as income (loss) from discontinued operations due to the Partnership entering into a sale contract on September 29, 2008 to sell Big Walnut Apartments to a third party with an expected closing date of October 22, 2008 (see Note G – Subsequent Event).  The three and nine months ended September 30, 2007 have been restated as of January 1, 2007 to reflect the operations of Reflections Apartments as loss from discontinued operations. In connection with the sale contract, the Partnership received a deposit of approximately $830,000.  The deposit was recorded as a restricted escrow and deferred revenue, which is included in assets and liabilities held for sale.  Included in the loss from discontinued operations is income for Reflections Apartments of approximately $15,000 for the three months ended September 30, 2008 and loss of approximately $276,000 for the nine months ended September 30, 2008, excluding the loss on the early extinguishment of debt of approximately $137,000  and income of approximately $8,000 and $129,000, respectively, for the three and nine months ended September 30, 2007. Also included in the loss from discontinued operations is loss for Big Walnut Apartments of approximately $104,000 and $251,000, respectively, for the three and nine months ended September 30, 2008 and loss of approximately $130,000 and $433,000, respectively, for the three and nine months ended September 30, 2007. Included in loss from discontinued operations for the three and nine months ended September 30, 2008 are revenues for Reflections Apartments of approximately $339,000 and $2,509,000, respectively. Included in loss from discontinued operations for the three and nine months ended September 30, 2007 are revenues for Reflections Apartments of approximately $1,080,000 and $3,203,000, respectively. Also included in loss from discontinued operations for the three and nine months ended September 30, 2008 are revenues for Big Walnut Apartments of approximately $457,000 and $1,375,000, respectively. Included in loss from discontinued operations for the three and nine months ended September 30, 2007 are revenues for Big Walnut Apartments of approximately $447,000 and $1,328,000, respectively. As a result of Big Walnut Apartments entering into a sale contract in September 2008 and meeting the FAS 144 criteria to be classified as held for sale, its assets and liabilities are classified as held for sale as of September 30, 2008. The December 31, 2007 balance sheet has been restated to reflect the assets and liabilities of Reflections Apartments and Big Walnut Apartments as held for sale.

Organization: On May 21, 2008, the Managing General Partner amended the Partnership Agreement to authorize the Managing General Partner to amend the Partnership Agreement and the Certificate of Limited Partnership to establish different designated series of limited partnership interests that have separate rights with respect to specific Partnership property. As of September 30, 2008, the Managing General Partner has not amended the Partnership Agreement or the Certificate of Limited Partnership establishing designated series interests.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $272,000 and $297,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations.  At December 31, 2007, approximately $1,000 of such expense is accrued and is included in due to affiliates on the accompanying consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $227,000 and $260,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $89,000 and $106,000, respectively. At December 31, 2007, approximately $24,000 of reimbursements were accrued and were included in due to affiliates and assets held for sale on the accompanying consolidated balance sheet. No such amounts were due to affiliates of the Managing General Partner at September 30, 2008.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in the past to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments.  No such advances were received during the nine months ended September 30, 2008.  At September 30, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. At December 31, 2007, the amount of the outstanding advance balance and accrued interest due to AIMCO Properties, L.P. was approximately $6,797,000. The Partnership repaid in full the entire advance balance and accrued interest of approximately $7,046,000 with proceeds from the sale of Reflections Apartments. Interest was charged at prime plus 1% and interest expense was approximately $249,000 and $393,000 for the nine months ended September 30, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of the amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at September 30, 2008 and December 31, 2007 and is included in other liabilities in the accompanying consolidated balance sheets. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $236,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $202,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Gain

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs was approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000 during the nine months ended September 30, 2007 due to the receipt of additional insurance proceeds of approximately $111,000, which is included in loss from discontinued operations.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units.  The cost to repair the unit was approximately $52,000. During the nine months ended September 30, 2007, the Partnership received approximately $42,000 related to this casualty. During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain, of approximately $4,000, which is included in loss from discontinued operations, as a result of receiving $42,000 of insurance proceeds offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The cost to repair the building was approximately $29,000. During the nine months ended September 30, 2007, the Partnership received insurance proceeds of approximately $26,000. The Partnership recognized a casualty gain of approximately $24,000, which is included in loss from discontinued operations, as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

Note D – Mortgage Refinancing

On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.27% per annum at September 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership’s Managing General Partner advanced the Partnership approximately $770,000 to cover the amount needed to payoff the existing mortgage and closing costs. Total capitalized loan costs in connection with the new mortgage were approximately $73,000, of which approximately $60,000 was incurred during the nine months ended September 30, 2007, and are included in assets held for sale.

Note E – Partnership Income Taxes

The states of Tennessee and Ohio enacted tax legislation concerning income taxes that impacts the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Tennessee and Ohio income taxes that arise as a result of two of the Partnership’s properties, The Trails Apartments and Big Walnut Apartments, being located in the states of Tennessee and Ohio, respectively.  The Partnership has estimated that at September 30, 2008 deferred tax liabilities exist of approximately $14,000 and $5,000 as a result of the tax legislation for The Trails Apartments and Big Walnut Apartments, respectively, and accordingly recorded such liabilities. The Partnership classifies deferred tax expense related to the Trails Apartments with operating expenses on the consolidated statements of operations and in loss from discontinued operations for the expense related to Big Walnut Apartments. The deferred tax liabilities consist primarily of temporary differences related to land, buildings and accumulated depreciation.

Note F – Sale of Investment Property

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sales price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,661,000 after payment of closing costs of approximately $227,000 and a prepayment penalty of approximately $122,000 owed by the Partnership. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $15,472,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $137,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and nine months ended September 30, 2008. In June 2008, the Partnership recorded additional property tax expense for Reflections Apartments, due to receipt of the final taxable value and rate for 2006 from the local taxing authority. Although the assessed value for 2006 is under appeal, the Partnership recorded additional property tax expense of approximately $207,000 related to the 2006 tax year and adjusted the Partnership’s estimated taxes for 2007 based on the 2006 value by approximately $214,000. The Partnership escrowed approximately $613,000 until final settlement of the 2006 tax appeal. The property’s operations were income of approximately $15,000 and loss of approximately $276,000, respectively, for the three and nine months ended September 30, 2008 and income of approximately $8,000 and $129,000 respectively, for the three and nine months ended September 30, 2007. Also included in loss from discontinued operations are revenues of approximately $339,000 and $2,509,000 for the three and nine months ended September 30, 2008, respectively and approximately $1,080,000 and $3,203,000 for the three and nine months ended September 30, 2007, respectively.

Note G – Subsequent Event

On October 22, 2008, the Partnership sold Big Walnut Apartments to a third party for a gross sales price of approximately $8,300,000. In connection with the sale contract, the Partnership received a deposit of approximately $830,000.  The deposit was recorded as a restricted escrow and deferred revenue which is included in assets and liabilities held for sale.  The net proceeds received by the Partnership were approximately $8,262,000 after payment of closing costs of approximately $38,000. The Partnership used approximately $4,300,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $4,270,000 and a loss on the early extinguishment of debt of approximately $48,000 during the fourth quarter of 2008.  In accordance with the Partnership agreement, the Partnership’s Managing General Partner will evaluate the cash requirements of the Partnership to determine what portion of the sales proceeds will be available for distribution to the limited partners.

Note H - Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked inexcess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes, one which is classified as held for sale at September 30, 2008. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
	2008	2007
Big Walnut Apartments
Columbus, Ohio	95%	96%
The Trails Apartments
Nashville, Tennessee	97%	97%

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2008 was approximately $15,108,000 and $14,323,000, respectively, compared to net loss of approximately $407,000 and $1,033,000, respectively, for the corresponding period in 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Reflections Apartments as income (loss) from discontinued operations due to its sale on July 31, 2008 and to reflect the operations of Big Walnut Apartments as loss from discontinued operations.

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sales price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,661,000 after payment of closing costs of approximately $227,000 and a prepayment penalty of approximately $122,000 owed by the Partnership. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $15,472,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $137,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and nine months ended September 30, 2008. The property’s operations were income of approximately $15,000 and a loss of approximately $276,000, respectively for the three and nine months ended September 30, 2008 and income of approximately $8,000 and $129,000, respectively, for the three and nine months ended September 30, 2007. Also included in loss from discontinued operations are revenues of approximately $339,000 and $2,509,000 for the three and nine months ended September 30, 2008, respectively and approximately $1,080,000 and $3,203,000 for the three and nine months ended September 30, 2007, respectively.

The Partnership entered into a sale contract on September 29, 2008 to sell Big Walnut Apartments to a third party for a gross sales price of approximately $8,300,000. In connection with the sale contract, the Partnership received a deposit of approximately $830,000.  The deposit was recorded as a restricted escrow and deferred revenue.  On October 22, 2008, the Partnership sold Big Walnut Apartments. Included in loss from discontinued operations is loss for Big Walnut Apartments of approximately $104,000 and $251,000, respectively, for the three and nine months ended September 30, 2008 and loss of approximately $130,000 and $433,000, respectively, for the three and nine months ended September 30, 2007. Included in loss from discontinued operations for the three and nine months ended September 30, 2008 are revenues for Big Walnut Apartments of approximately $457,000 and $1,375,000, respectively.  Included in loss from discontinued operations for the three and nine months ended September 30, 2007 are revenues for Big Walnut Apartments of approximately $447,000 and $1,328,000, respectively. As a result of Big Walnut Apartments being held for sale and meeting the FAS 144 criteria to be classified as held for sale, its assets and liabilities are classified as held for sale as of September 30, 2008 and December 31, 2007.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2008 was approximately $138,000 and $485,000, respectively, compared to loss from continuing operations of approximately $262,000 and $729,000, respectively, for the corresponding period in 2007.  The decrease in loss from continuing operations for both periods is due to an increase in total revenues and a decrease in total expenses. Total revenues increased for both periods due to an increase in both rental and other income.  Rental income increased primarily due to an increase in the average rental rate at The Trails Apartments. Other income increased primarily due to an increase in lease cancellation fees.

Total expenses decreased for the three months ended September 30, 2008 due to a decrease in operating and interest expenses, partially offset by an increase in general and administrative expense. Deprecation and property tax expense remained relatively constant for the three months ended September 30, 2008.  Total expenses decreased for the nine months ended September 30, 2008 due to a decrease in interest expense, partially offset by an increase in depreciation expense. Property tax expense, general and administrative expense and operating expense remained relatively constant for the nine months ended September 30, 2008.  Operating expense decreased for the three months ended September 30, 2008 due to a decrease in salaries and related employee benefits and utility costs at The Trails Apartments. Interest expense decreased for the comparable periods primarily due to a decrease in interest charged on advances from an affiliate of the Managing General Partner. Deprecation expense increased for the nine months ended September 30, 2008 as a result of property improvements and replacements placed into service during the past twelve months.

The increase in general and administrative expense for the three months ended September 30, 2008 is primarily due to an increase in management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement. General and administrative expense remained relatively constant for the nine months ended September 30, 2008 as decreases in legal costs and management reimbursements paid to the Managing General Partner were offset by increases in taxes and fees and costs associated with the annual audit. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs is approximately $554,000. During the fourth quarter of 2006 the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000, which is included in loss from discontinued operations, during the nine months ended September 30, 2007 due to the receipt of additional insurance proceeds of approximately $111,000.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units.  The cost to repair the unit was approximately $52,000. During the nine months ended September 30, 2007, the Partnership received approximately $42,000 related to this casualty. During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $4,000, which is included in loss from discontinued operations, as a result of receiving $42,000 of insurance proceeds offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The cost to repair the building was approximately $29,000. During the nine months ended September 30, 2007, the Partnership received insurance proceeds of approximately $26,000. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $24,000, which is included in loss from discontinued operations, as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $2,602,000, compared to approximately $294,000 at September 30, 2007.  Cash and cash equivalents increased approximately $1,875,000, from December 31, 2007, due to approximately $29,738,000 and $9,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $27,872,000 of cash used in financing activities.  Cash provided by investing activities consisted of net proceeds from the sale of Reflections Apartments and deferred sale revenue, partially offset by property improvements and replacements and an increase in restricted escrow. Cash used in financing activities consisted of repayment of the mortgage note payable encumbering Reflections Apartments, a distribution to partners, repayment of advances from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering the Partnership’s investment properties and a prepayment penalty paid. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in the past to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments.  No such advances were received during the nine months ended September 30, 2008. At September 30, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. At December 31, 2007, the amount of the outstanding advance balance and accrued interest due to AIMCO Properties, L.P. was approximately $6,797,000. The Partnership repaid in full the entire advance balance and accrued interest of approximately $7,046,000 with proceeds from the sale of Reflections Apartments. Interest was charged at prime plus 1% and interest expense was approximately $249,000 and $393,000 for the nine months ended September 30, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Big Walnut Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $1,032,000 of capital expenditures at Big Walnut Apartments consisting primarily of recreational facilities, interior decorating, roof and floor covering replacements and improvements related to casualties. These improvements were funded from operating cash flow. This property is classified as held for sale at September 30, 2008 and was sold on October 22, 2008.

The Trails Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $119,000 of capital expenditures at The Trails Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Reflections Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $193,000 of capital expenditures at Reflections Apartments consisting primarily of kitchen and bath upgrades, structural improvements and appliance and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Reflections Apartments to a third party on July 31, 2008.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.27% per annum at September 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property thatare not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Subsequent to September 30, 2008, the mortgage encumbering Big Walnut apartments was repaid with proceeds from the property’s sale on October 22, 2008.

The mortgage indebtedness encumbering The Trails Apartments of approximately $8,468,000 matures in January 2016 at which time a balloon payment of approximately $7,385,000 is required.  The Managing General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2008.  The Managing General Partner has been exploring the sale of the Partnership’s remaining investment property in 2009; however, the Managing General Partner is uncertain whether the Partnership will proceed with this plan given current economic conditions.  If the Managing General Partner elects to not move forward with the sale of the remaining investment property, the Managing General Partner plans to extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2008	Unit	September 30, 2007	Unit

Sale(1)	$ 9,144	$ 7,464.16	$ --	$ --

(1)   Proceeds from the July 2008 sale of Reflections Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked inexcess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: November 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2008	By: /s/Stephen B. Waters
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

3C          First Amendment to the Partnership Agreement of Registrant, dated May 21, 2008.

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

10.15        Purchase and Sale Contract between Davidson Diversified Real Estate II, L.P, a Delaware limited partnership, and Ardizzone Enterprises, Inc., an Indiana corporation, dated May 22, 2008. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 22, 2008)

10.16        First Amendment to Purchase and Sale Contract between Davidson Diversified Real Estate II, L.P, a Delaware limited partnership, and Ardizzone Enterprises, Inc., an Indiana corporation, dated July 9, 2008. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated July 9, 2008)

10.17        Agreement for Purchase and Sale and Joint Escrow Instructions between Big Walnut, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 29, 2008. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 29, 2008)

10.18        First Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Big Walnut, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 30, 2008. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 29, 2008)

10.19        Second Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Big Walnut, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 2, 2008. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 29, 2008)

10.20        Third Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Big Walnut, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 21, 2008. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 22, 2008)

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