Form 10-K
period 2008-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2009-03-25
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984.  The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners").  The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. During 2008, the Partnership Agreement was amended to extend the Partnership’s termination date to December 31, 2017, unless terminated prior to such date.

The offering of the Partnership's limited partnership units (the "Units") commenced on October 16, 1984, and terminated on October 15, 1985. The Partnership received gross proceeds from the offering of $24,485,000 and net proceeds of $21,761,000. Upon termination of the offering, the Partnership had accepted subscriptions for 1,224.25 Units. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Partnership acquired eight existing multifamily residential and commercial properties of which five have been sold and two have been foreclosed upon by the mortgage holder. As of December 31, 2008, the Partnership continues to own and operate one multifamily residential property. See “Item 2. Property”.

On May 21, 2008, the Managing General Partner amended the Partnership Agreement to authorize the Managing General Partner to establish different designated series of limited partnership interests that have separate rights with respect to specific Partnership property. As of December 31, 2008, the Managing General Partner has not amended the Partnership Agreement or the Certificate of Limited Partnership establishing designated series interests.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2008 and 2007.

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to pay distributions.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its partners depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Moisture infiltration and resulting mold remediation may be costly.

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investment in property as of December 31, 2008:

Date of
Property	Purchase	Type of Ownership	Use

The Trails Apartments	08/30/85	Fee ownership subject to a	Apartment -
Nashville, Tennessee		first mortgage (1)	248 units

(1)   The property is held by a Limited Partnership in which the Partnership owns a 99.90% interest.

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sales price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,661,000 after payment of closing costs of approximately $227,000 and a prepayment penalty of approximately $122,000 owed by the Partnership. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $15,471,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $137,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.

On October 22, 2008, the Partnership sold Big Walnut Apartments to a third party for a gross sales price of approximately $8,300,000.  The net proceeds received by the Partnership were approximately $8,262,000 after payment of closing costs of approximately $38,000. The Partnership used approximately $4,300,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $3,671,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs which is included in loss from discontinued operations.

Schedule of Property

Set forth below for the Partnership’s property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Trails
Apartments	$11,344	$8,960	5-25 yrs	S/L	$1,901

See "Note A" to the consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data" for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)

The Trails Apartments	$ 8,431	5.96% (1)	360 months	06/01/16	$ 7,385

(1)   Fixed rate mortgage.

See "Item 8. Financial Statements and Supplementary Data - Note B" for information with respect to the Partnership's ability to prepay the loan and other details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007

The Trails Apartments	$8,206	$7,712	97%	97%

As noted under "Item 1. Business", the real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that the property is adequately insured.  The property is an apartment complex which leases units for terms of one year or less.  As of December 31, 2008, no residential tenant leases 10% or more of the available rental space.  The property is in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the Partnership’s property were as follows:

	2008	2008
	Taxes	Rate
	(in thousands)

The Trails Apartments	$ 141	4.04%

Capital Improvements

Big Walnut Apartments:

During the year ended December 31, 2008, the Partnership completed approximately $1,025,000 of capital expenditures at Big Walnut Apartments consisting primarily of recreational facilities, interior decorating, water heater upgrades, roof and floor covering replacements and improvements related to casualties. These improvements were funded from operating cash flow.  The Partnership sold Big Walnut Apartments to a third party on October 22, 2008.

The Trails Apartments:

During the year ended December 31, 2008, the Partnership completed approximately $160,000 of capital expenditures at The Trails Apartments consisting primarily of water heater and air conditioning upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

Reflections Apartments:

During the year ended December 31, 2008, the Partnership completed approximately $193,000 of capital expenditures at Reflections Apartments consisting primarily of kitchen and bath upgrades, structural improvements and appliance and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Reflection Apartments to a third party on July 31, 2008.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 Limited Partnership Units ("Units") aggregating $24,485,000. As of December 31, 2008 there were 584 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 706 units or 57.67% of the outstanding Units at December 31, 2008. There is no established public trading market for the Units and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$12,283	$10,027.36	$ --	$ --

(1)            Proceeds from the July 2008 sale of Reflections Apartments and the October 2008 sale of Big Walnut Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2009 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 Units in the Partnership representing 57.67% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend on a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net income of approximately $17,724,000 for the year ended December 31, 2008, compared to net loss of approximately $1,278,000 for the year ended December 31, 2007. In accordance with Statement of Financial Accounting Standards (”SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Reflections Apartments and Big Walnut Apartments as loss from discontinued operations due to their sales on July 31, 2008 and October 22, 2008, respectively.

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sales price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,661,000 after payment of closing costs of approximately $227,000 and a prepayment penalty of approximately $122,000 owed by the Partnership. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $15,471,000, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $137,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  In June 2008, the Partnership recorded additional property tax expense for Reflections Apartments, due to receipt of the final taxable value and rate for 2006 from the local taxing authority. Although the assessed value for 2006 is under appeal, the Partnership recorded additional property tax expense of approximately $207,000 related to the 2006 tax year and adjusted the Partnership’s estimated taxes for 2007 based on the 2006 value by approximately $214,000. At the time of the sale, the Partnership escrowed approximately $613,000 until final settlement of the 2006 tax appeal.

On October 22, 2008, the Partnership sold Big Walnut Apartments to a third party for a gross sales price of approximately $8,300,000.  The net proceeds received by the Partnership were approximately $8,262,000 after payment of closing costs of approximately $38,000. The Partnership used approximately $4,300,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $3,671,000, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

The following table presents summarized results of operations related to the

Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31, 2008
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 2,509	$ 1,473	$ 3,982
Expenses	(2,799)	(1,847)	(4,646)
Loss on extinguishment of debt	(137)	(47)	(184)
Loss from discontinued operations	$ (427)	$ (421)	$ (848)

Year Ended December 31, 2007
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 4,283	$ 1,789	$ 6,072
Expenses	(4,086)	(2,292)	(6,378)
Income (loss) from discontinued	$ 197	$ (503)	$ (306)
operations

The Partnership’s loss from continuing operations for the years ended December 31, 2008 and 2007 was approximately $570,000 and $972,000, respectively. The decrease in loss from continuing operations is due to a decrease in total expenses and an increase in total revenues. Total expenses decreased due to decreases in interest and general and administrative expenses, partially offset by an increase in depreciation. Operating and property tax expense remained relatively constant for the comparable periods. Interest expense decreased due to the payoff of advances from an affiliate of the Managing General Partner in the third quarter of 2008 from the proceeds from the sale of Reflections Apartments. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.

The decrease in general and administrative expense is primarily due to decreases in reimbursements to the Managing General Partner as allowed under the Partnership Agreement, partially offset by increases in legal costs, taxes and fees and costs associated with the annual audit. Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues is primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased primarily due to an increase in the average rental rate at The Trails Apartments.

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs was approximately $554,000. During the fourth quarter of 2006, the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000, which is included in loss from discontinued operations, during the year ended December 31, 2007 due to the receipt of additional insurance proceeds of approximately $111,000.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units.  The cost to repair the unit was approximately $52,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $42,000 related to this casualty and recognized a casualty gain of approximately $4,000, which is included in loss from discontinued operations, as a result of receiving approximately $42,000 of insurance proceeds offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The cost to repair the building was approximately $29,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $26,000 and recognized a casualty gain of approximately $24,000, which is included in loss from discontinued operations, as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

During August 2007, Big Walnut Apartments suffered water damage to one of its apartment units as a result of a heavy rain storm.  The cost to repair the unit was approximately $29,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $18,000 and recognized a casualty gain of approximately $17,000, which is included in loss from discontinued operations as a result of receiving approximately $18,000 of insurance proceeds offset by approximately $1,000 of undepreciated assets being written off.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $1,980,000, compared to approximately $727,000 at December 31, 2007.  Cash and cash equivalents increased approximately $1,253,000 due to approximately $36,956,000 of cash provided by investing activities, partially offset by approximately $355,000 and $35,348,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of net proceeds from the sales of Reflections Apartments and Big Walnut Apartments, partially offset by property improvements and replacements and deposits to restricted escrow.  Cash used in financing activities consisted of repayment of the mortgage notes payable encumbering Reflections Apartments and Big Walnut Apartments, distributions to partners, repayment of advances from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering the Partnership’s investment properties and a prepayment penalty paid.  The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in the past to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments.  No such advances were received during the year ended December 31, 2008.  At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. At December 31, 2007, the amount of the outstanding advance balance and accrued interest due to AIMCO Properties, L.P. was approximately $6,797,000 and was included in due to affiliates. During the year ended December 31, 2007, the Partnership made a payment of approximately $200,000 of accrued interest to AIMCO Properties, L.P. from cash reserves. The Partnership repaid in full the remaining advance balance and accrued interest of approximately $7,046,000 with proceeds from the sale of Reflections Apartments. Interest was charged at prime plus 1% and interest expense was approximately $249,000 and $537,000 for the years ended December 31, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Trails Apartments of approximately $8,431,000 matures in June 2016 at which time a balloon payment of approximately $7,385,000 is required.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$12,283	$10,027.36	$ --	$ --

(1)            Proceeds from the July 2008 sale of Reflections Apartments and the October 2008 sale of Big Walnut Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2009 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

Item 8.     Financial Statements and Supplementary Data

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years ended

December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate II, L.P.

We have audited the accompanying consolidated balance sheets of Davidson Diversified Real Estate II, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate II, L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)
Assets
Cash and cash equivalents	$ 1,980	$ 727
Receivables and deposits	126	272
Restricted escrow	613	--
Other assets	165	341
Investment property (Notes B and F):
Land	586	586
Buildings and related personal property	10,758	10,598
	11,344	11,184
Less accumulated depreciation	(8,960)	(8,400)
	2,384	2,784
Assets held for sale (Notes A & D)	--	18,867
	$ 5,268	$ 22,991

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 764	$ 167
Tenant security deposit liabilities	46	43
Accrued property taxes	592	142
Other liabilities	107	303
Due to affiliates (Note E)	--	6,822
Mortgage note payable (Note B)	8,431	8,548
Liabilities related to assets held for sale
(Notes A & D)	--	17,079
	9,940	33,104
Partners' Deficit
General partners	--	(320)
Limited partners (1,224.25 units issued and
outstanding)	(4,672)	(9,793)
	(4,672)	(10,113)
	$ 5,268	$ 22,991

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 1,959	$ 1,846
Other income	197	191
Total revenues	2,156	2,037

Expenses:
Operating	958	976
General and administrative	286	283
Depreciation	561	542
Interest	778	1,073
Property taxes	143	135
Total expenses	2,726	3,009

Loss from continuing operations	(570)	(972)
Loss from discontinued
operations (Notes A, D and G)	(848)	(306)
Gain from sale of discontinued
operations (Note D)	19,142	--
Net income (loss)	$ 17,724	$ (1,278)

Net income (loss) allocated to
general partners	$ 327	$ (26)
Net income (loss) allocated to
limited partners	17,397	(1,252)

	$ 17,724	$ (1,278)

Per limited partnership unit:
Loss from continuing operations	$ (456.61)	$ (777.62)
Loss from discontinued operations	(678.78)	(245.05)
Gain from sale of discontinued operations	15,345.72	--
Net income (loss)	$14,210.33	$(1,022.67)

Distributions per limited
partnership unit	$10,027.36	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	1,224.25	$ 1	$24,485	$ 24,486

Partners' deficit at
December 31, 2006	1,224.25	$ (294)	$(8,541)	$ (8,835)

Net loss for the year ended
December 31, 2007	--	(26)	(1,252)	(1,278)

Partners' deficit at
December 31, 2007	1,224.25	$ (320)	$(9,793)	$(10,113)

Distributions to partners	--	(7)	(12,276)	(12,283)

Net income for the year ended
December 31, 2008	--	327	17,397	17,724

Partners’ deficit at
December 31, 2008	1,224.25	$ --	$(4,672)	$ (4,672)

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 17,724	$(1,278)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	1,841	2,928
Amortization of loan costs	51	72
Gain from sale of discontinued operations	(19,142)	--
Loss on early extinguishment of debt	184	--
Casualty gain	--	(156)
Change in accounts:
Receivables and deposits	238	26
Other assets	160	(13)
Accounts payable	(593)	(73)
Tenant security deposit liabilities	(153)	30
Accrued property taxes	86	88
Other liabilities	(261)	34
Due to affiliates	(490)	312
Net cash (used in) provided by operating activities	(355)	1,970

Cash flows from investing activities:
Property improvements and replacements	(1,476)	(1,481)
Restricted escrow	(613)	--
Insurance proceeds received	--	197
Net proceeds from sale of discontinued operations	39,045	--
Net cash provided by (used in) investing activities	36,956	(1,284)

Cash flows from financing activities:
Advances from affiliate	--	818
Repayments on advances from affiliate	(6,332)	--
Payments on mortgage notes payable	(330)	(557)
Repayment of mortgage note payable	(16,281)	(5,053)
Proceeds from mortgage note payable	--	4,300
Prepayment penalty paid	(122)	--
Loan costs paid	--	(70)
Distributions to partners	(12,283)	--
Net cash used in financing activities	(35,348)	(562)

Net increase in cash and cash equivalents	1,253	124
Cash and cash equivalents at beginning of year	727	603

Cash and cash equivalents at end of year	$ 1,980	$ 727

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,768	$ 1,497

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ --	$ 98

At December 31, 2006, approximately $176,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. During 2008, the Partnership Agreement was amended to extend the Partnership’s termination date to December 31, 2017, unless terminated prior to such date. As of December 31, 2008, the Partnership operates one property located in Tennessee.

On May 21, 2008, the Managing General Partner amended the Partnership Agreement to establish different designated series of limited partnership interests that have separate rights with respect to specific Partnership property. As of December 31, 2008, the Managing General Partner has not amended the Partnership Agreement or the Certificate of Limited Partnership establishing designated series interests.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Reflections Apartments as income from discontinued operations and the operations of Big Walnut Apartments as loss from discontinued operations and the balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of Reflections Apartments and Big Walnut Apartments as held for sale due to their sales on July 31, 2008 and October 22, 2008, respectively (as discussed in “Note D”).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31, 2008
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 2,509	$ 1,473	$ 3,982
Expenses	(2,799)	(1,847)	(4,646)
Loss on extinguishment of debt	(137)	(47)	(184)
Loss from discontinued operations	$ (427)	$ (421)	$ (848)

Year Ended December 31, 2007
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 4,283	$ 1,789	$ 6,072
Expenses	(4,086)	(2,292)	(6,378)
Income (loss) from discontinued
operations	$ 197	$ (503)	$ (306)

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2008 and 2007.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Deferred Costs

At December 31, 2008 and 2007, loan costs of approximately $139,000 and $353,000, respectively, less accumulated amortization of approximately $35,000 and $139,000, respectively, are included in other assets.  During the year ended December 31, 2008, loan costs of approximately $217,000 and amortization of approximately $155,000 were written off in connection with the sales of Reflections Apartments and Big Walnut Apartments.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $51,000 and $72,000 for the years ended December 31, 2008 and 2007, respectively, and is included in interest expense and loss from discontinued operations on the accompanying consolidated statements of operations.  Amortization expense is expected to be approximately $14,000 for each of the years 2009 through 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,937,000 at December 31, 2008 and $644,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and loss from discontinued operations was approximately $134,000 and $165,000 for the years ended December 31, 2008 and 2007, respectively.

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

Recent Accounting Pronouncement

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Note Payable

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)

The Trails	$8,431	$8,548	$ 52	5.96% (1)	06/01/16	$7,385
Apartments

(1)   Fixed rate mortgage.

The mortgage note payable is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the property. The mortgage note payable for The Trails Apartments includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

On September 26, 2007, the Partnership refinanced the mortgage encumbering Big Walnut Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $5,053,000, with a new mortgage loan in the principal amount of approximately $4,300,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage required monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $4,300,000 was to be due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78% and reset monthly.  The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the refinancing, an affiliate of the Partnership’s Managing General Partner advanced the Partnership approximately $770,000 to cover the amount needed to payoff the existing mortgage and closing costs. The mortgage balance and advance by the Partnership’s Managing General Partner were paid in full from the proceeds from the sale of Big Walnut Apartments on October 22, 2008, as discussed in Note D. Total capitalized loan costs in connection with the new mortgage were approximately $73,000.  The unamortized balance of these loan costs was written off in conjunction with the sale discussed in Note D. Loan costs associated with the previous mortgage were fully amortized.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ 108
2010	124
2011	131
2012	138
2013	148
Thereafter	7,782
$8,431

Note C- Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income (loss) as reported in the financial statements and Federal taxable income (loss) allocated to the partners in the Partnership’s tax return for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	2008	2007

Net income (loss) as reported	$ 17,724	$ (1,278)
Deduct:
Casualty gain	--	(166)
Depreciation differences	717	1,146
Gain (loss) on disposal of property	(584)	--
Unearned income	(60)	25
Minority interest	(891)	--
Other	25	(2)
Federal taxable income (loss)	$ 16,931	$ (275)
Federal taxable income (loss) per limited
partnership unit	$11,846.88	$ (220.81)

For 2008 and 2007 allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at:

	December 31,
	2008	2007
	(in thousands)
Net liabilities as reported	$ (4,672)	$(10,113)
Land and buildings	1,101	2,283
Accumulated depreciation	(1,584)	(2,196)
Other	756	972
Net liabilities - Federal tax basis	$ (4,399)	$ (9,054)

Note D – Disposition of Investment Properties

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sales price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,661,000 after payment of closing costs of approximately $227,000 and a prepayment penalty of approximately $122,000 owed by the Partnership. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $15,471,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $137,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. During 2008, the Partnership recorded additional property tax expense of approximately $180,000 for Reflections Apartments, due to receipt of the final taxable value and rate for 2006 from the local taxing authority. The Partnership adjusted the estimated taxes for 2007 based on the 2006 value by approximately $214,000. The adjusted tax expense is included in loss from discontinued operations for the year ended December 31, 2008. The Partnership escrowed approximately $613,000 for 2007 and 2008 taxes until final settlement of the 2006 tax appeal.  Subsequent to December 31, 2008, the Partnership received a refund as a result of the successful appeal of the 2006 assessed value of the property.

On October 22, 2008, the Partnership sold Big Walnut Apartments to a third party for a gross sales price of approximately $8,300,000.  The net proceeds received by the Partnership were approximately $8,262,000 after payment of closing costs of approximately $38,000. The Partnership used approximately $4,300,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $3,671,000 and a loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $305,000 and $397,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations. At December 31, 2007, approximately $1,000 of such expense was accrued and included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $359,000 and $330,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain from sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $192,000 and $133,000, respectively. At December 31, 2007, approximately $24,000 of reimbursements was accrued and included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in the past to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments.  No such advances were received during the year ended December 31, 2008.  At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. At December 31, 2007, the amount of the outstanding advance balance and accrued interest due to AIMCO Properties, L.P. was approximately $6,797,000 and was included in due to affiliates. During the year ended December 31, 2007, the Partnership made a payment of approximately $200,000 of accrued interest to AIMCO Properties, L.P. from cash reserves. The Partnership repaid in full the remaining advance balance and accrued interest of approximately $7,046,000 with proceeds from the sale of Reflections Apartments. Interest was charged at prime plus 1% and interest expense was approximately $249,000 and $537,000 for the years ended December 31, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999.  During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2008 and 2007 and is included in other liabilities in the accompanying consolidated balance sheets. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $128,000 and $202,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			And Related	Capitalized
			Personal	Subsequent to
Investment Property	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

The Trails Apartments	$ 8,431	$ 586	$ 7,054	$ 3,704

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)
		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years

Investment Property
The Trails
Apartments	$ 586	$10,758	$11,344	$8,960	1984-1985	08/30/85	5-25

Reconciliation of "Investment Property and Accumulated Depreciation"

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$ 55,018	$ 53,691
Property improvements and replacements	1,378	1,403
Casualty write-offs	--	(76)
Sale of property	(45,052)	--
Balance at end of year	$ 11,344	$ 55,018

Accumulated Depreciation
Balance at beginning of year	$ 33,574	$ 30,681
Additions charged to expense	1,841	2,928
Casualty write-offs	--	(35)
Sale of property	(26,455)	--
Balance at end of year	$ 8,960	$ 33,574

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007, is approximately $12,445,000 and $57,301,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007, is approximately $10,544,000 and $35,770,000, respectively.

Note G - Casualty Events

During April 2006, Reflections Apartments suffered significant damage to all of the property’s roofs as a result of hail and wind produced by tornadoes. The estimated cost to replace the roofs was approximately $554,000. During the fourth quarter of 2006, the Partnership received insurance proceeds of approximately $442,000. A casualty gain of approximately $27,000 was recognized during the fourth quarter of 2006 as a result of receiving insurance proceeds of approximately $442,000 offset by approximately $415,000 of undepreciated assets written off. The Partnership recognized a casualty gain of approximately $111,000, which is included in loss from discontinued operations, during the year ended December 31, 2007 due to the receipt of additional insurance proceeds of approximately $111,000.

During January 2007, Reflections Apartments suffered fire damage to one of its apartment units.  The cost to repair the unit was approximately $52,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $42,000 related to this casualty and recognized a casualty gain of approximately $4,000, which is included in loss from discontinued operations, as a result of receiving approximately $42,000 of insurance proceeds offset by approximately $38,000 of undepreciated assets being written off.

During February 2007, Big Walnut Apartments suffered water damage to one of the property’s buildings as a result of a snow storm and leaking roofs. The cost to repair the building was approximately $29,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $26,000 and recognized a casualty gain of approximately $24,000, which is included in loss from discontinued operations, as a result of receiving approximately $26,000 of insurance proceeds offset by approximately $2,000 of undepreciated assets being written off.

During August 2007, Big Walnut Apartments suffered water damage to one of its apartment units as a result of a heavy rain storm.  The cost to repair the unit was approximately $29,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $18,000 and recognized a casualty gain of approximately $17,000, which is included in loss from discontinued operations, as a result of receiving approximately $18,000 of insurance proceeds offset by approximately $1,000 of undepreciated assets being written off.

Note H – Partnership Income Taxes

The Partnership is subject to Tennessee income taxes as a result of the Partnership’s property, The Trails Apartments, being located in the state of Tennessee.  The Partnership has recorded a deferred tax liability of approximately $14,000 at December 31, 2008 and $18,000 at December 31, 2007 as a result of the Tennessee income tax requirements. The Partnership classifies deferred tax income related to the Trails Apartments as an offset to operating expenses on the consolidated statements of operations. The deferred tax liability consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors or officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2008 and 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2008.

Entity	Number of Units	Percentage

CooperRiverProperties, LLC	122.75	10.03%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	35.75	2.92%
(an affiliate of AIMCO)
Davidson Diversified Properties, Inc.	0.25	0.02%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	547.25	44.70%
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $305,000 and $397,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2007, approximately $1,000 of such expense was accrued and were included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $359,000 and $330,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain from sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $192,000 and $133,000, respectively. At December 31, 2007, approximately $24,000 of reimbursements was accrued and included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in the past to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments.  No such advances were received during the year ended December 31, 2008.  At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. At December 31, 2007, the amount of the outstanding advance balance and accrued interest due to AIMCO Properties, L.P. was approximately $6,797,000 and was included in due to affiliates. During the year ended December 31, 2007, the Partnership made a payment of approximately $200,000 of accrued interest to AIMCO Properties, L.P. from cash reserves. The Partnership repaid in full the remaining advance balance and accrued interest of approximately $7,046,000 with proceeds from the sale of Reflections Apartments. Interest was charged at prime plus 1% and interest expense was approximately $249,000 and $537,000 for the years ended December 31, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999.  During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at December 31, 2008 and 2007 and is included in other liabilities. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $128,000 and $202,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 Units in the Partnership representing 57.67% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees. Fees for audit services totaled approximately $58,000 and $53,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $30,000 and $25,000 for 2008 and 2007, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners’ Deficit for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 25, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 25, 2009
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

3C          First Amendment to the Partnership Agreement of Registrant, dated May 21, 2008, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

3D          Second Amendment to the Partnership Agreement of Registrant, dated December 29, 2008, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

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