Form 10-Q
period 2009-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2009-05-15
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 888	$ 1,980
Receivables and deposits	62	126
Restricted escrow	613	613
Other assets	187	165
Investment property:
Land	586	586
Buildings and related personal property	10,793	10,758
	11,379	11,344
Less accumulated depreciation	(9,103)	(8,960)
	2,276	2,384
	$ 4,026	$ 5,268

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 776	$ 764
Tenant security deposit liabilities	42	46
Accrued property taxes	538	592
Other liabilities	136	107
Mortgage note payable	8,410	8,431
	9,902	9,940
Partners' Deficit
General partners	(3)	--
Limited partners (1,224.25 units issued and	(5,873)	(4,672)
outstanding)	(5,876)	(4,672)
	$ 4,026	$ 5,268

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 487	$ 493
Other income	40	44
Total revenues	527	537

Expenses:
Operating	239	230
General and administrative	60	59
Depreciation	143	138
Interest	129	250
Property taxes	40	37
Total expenses	611	714

Loss from continuing operations	(84)	(177)
Loss from discontinued operations (Note A)	--	(83)
Net loss	$ (84)	$ (260)

Net loss allocated to general partners	$ (2)	$ (5)
Net loss allocated to limited partners	(82)	(255)

	$ (84)	$ (260)

Per limited partnership unit:
Loss from continuing operations	$ (66.98)	$ (142.13)
Loss from discontinued operations	--	(66.16)
Net loss	$ (66.98)	$ (208.29)

Distribution per limited partnership unit	$ 914.03	$ --

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	1,224.25	$ 1	$24,485	$24,486

Partners' deficit at
December 31, 2008	1,224.25	$ --	$ (4,672)	$ (4,672)

Distribution to partners	--	(1)	(1,119)	(1,120)

Net loss for the three months
ended March 31, 2009	--	(2)	(82)	(84)

Partners' deficit at
March 31, 2009	1,224.25	$ (3)	$ (5,873)	$ (5,876)

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$ (84)	$ (260)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	143	745
Amortization of loan costs	3	17
Change in accounts:
Receivables and deposits	64	26
Other assets	(25)	(118)
Accounts payable	5	76
Tenant security deposit liabilities	(4)	10
Accrued property taxes	(54)	(21)
Other liabilities	29	(39)
Due to affiliates	--	(24)
Net cash provided by operating activities	77	412

Cash flows used in investing activities:
Property improvements and replacements	(28)	(324)

Cash flows from financing activities:
Payments on mortgage notes payable	(21)	(118)
Payments on advances from affiliates	--	(172)
Loan costs paid	--	(3)
Distribution to partners	(1,120)	--
Net cash used in financing activities	(1,141)	(293)

Net decrease in cash and cash equivalents	(1,092)	(205)

Cash and cash equivalents at beginning of period	1,980	727

Cash and cash equivalents at end of period	$ 888	$ 522

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 126	$ 490

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 7	$ 119

At December 31, 2007, approximately $98,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2008 has been restated as of January 1, 2008 to reflect the operations of Reflections Apartments and Big Walnut Apartments as loss from discontinued operations due to their sales on July 31, 2008 and October 22, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008(in thousands):

Three Months Ended March 31, 2008
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 1,081	$ 457	$ 1,538
Expenses	(1,084)	(537)	(1,621)
Loss from discontinued operations	$ (3)	$ (80)	$ (83)

Organization: On May 21, 2008, the Managing General Partner amended the Partnership Agreement to allow for the establishment of different designated series of limited partnership interests that have separate rights with respect to specific Partnership property. As of March 31, 2009, the Managing General Partner has not amended the Partnership Agreement or the Certificate of Limited Partnership establishing designated series interests.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $27,000 and $103,000 for the three months ended March 31, 2009  and 2008, respectively, which is included in operating expenses and loss from discontinued operations. The decrease is due to the sale of Reflections Apartments and Big Walnut Apartments in 2008.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $12,000 and $69,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $32,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in the past to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. No such advances were received during the three months ended March 31, 2009. At March 31, 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P. Interest on advances was charged at prime plus 1% and interest expense was approximately $117,000 for the three months ended March 31, 2008. The Partnership repaid in full the remaining advance balance and accrued interest in 2008 with proceeds from the sale of Reflections Apartments.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P.  is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at March 31, 2009 and December 31, 2008 and is included in other liabilities in the accompanying consolidated balance sheets. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $19,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $128,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Partnership Income Taxes

The Partnership is subject to Tennessee income taxes as a result of the Partnership’s property, The Trails Apartments, being located in the state of Tennessee.  The Partnership has recorded a deferred tax liability of approximately $14,000 at both March 31, 2009 and December 31, 2008 as a result of the Tennessee income tax requirements, which is classified in other liabilities on the consolidated balance sheet. The Partnership classifies deferred tax income related to the Trails Apartments as a reduction of operating expenses on the consolidated statements of operations. The deferred tax liability consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note D - Contingencies

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

Note E - Subsequent Event

On April 2, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Trails Apartments. The property was expected to sell for a sales price of approximately $12,300,000. The purchase and sale contract was terminated by the Purchaser on April 29, 2009.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
	2009	2008
The Trails Apartments
Nashville, Tennessee	96%	98%

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net loss of approximately $84,000 and $260,000 for the three months ended March 31, 2009 and 2008, respectively.  In accordance with SFAS No. 144, the consolidated statement of operations for the three months ended March 31, 2008 has been restated as of January 1, 2008 to reflect the operations of Reflections Apartments and Big Walnut Apartments as loss from discontinued operations due to their sales on July 31, 2008 and October 22, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three Months Ended March 31, 2008
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 1,081	$ 457	$ 1,538
Expenses	(1,084)	(537)	(1,621)
Loss from discontinued operations	$ (3)	$ (80)	$ (83)

On April 2, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Trails Apartments. The property was expected to sell for a sales price of approximately $12,300,000. The purchase and sale contract was terminated by the Purchaser on April 29, 2009.

The Partnership’s loss from continuing operations for the three months ended March 31, 2009 was approximately $84,000, compared to loss from continuing operations of approximately $177,000 for the corresponding period in 2008.  The decrease in loss from continuing operations is due to a decrease in total expenses, partially offset by a decrease in total revenues.  Total expenses decreased due to a decrease in interest expense, partially offset by increases in operating and depreciation expenses. Property tax and general and administrative expense remained relatively constant for the comparable period. Interest expense decreased due to the payoff of advances from an affiliate of the Managing General Partner in the third quarter of 2008 from the proceeds from the sale of Reflections Apartments. Operating expense increased due to increases in utility costs, insurance premiums and decreases in capitalized payroll expenses, partially offset by decreases in advertising costs and roof repairs during 2008 as a result of storm damage at The Trails Apartments. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to decreases in both rental and other income. Rental income decreased due to a decrease in occupancy, partially offset by an increase in the average rental rate at The Trails Apartments. Other income decreased due to decreases in lease cancellation fees and administrative fees at the investment property.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $888,000, compared to approximately $522,000 at March 31, 2008.  Cash and cash equivalents decreased approximately $1,092,000, from December 31, 2008 due to approximately $1,141,000 and $28,000 of cash used in financing and investing activities, respectively, partially offset by approximately $77,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution to partners and principal payments made on the mortgage encumbering the Partnership’s property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in the past to cover capital expenditures, operational expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. No such advances were received during the three months ended March 31, 2009. At March 31, 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P. Interest on advances was charged at prime plus 1% and interest expense was approximately $117,000 for the three months ended March 31, 2008. The Partnership repaid in full the remaining advance balance and accrued interest in 2008 with proceeds from the sale of Reflections Apartments.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P.  is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership’s property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's property are detailed below.

The Trails Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $35,000 of capital expenditures at The Trails Apartments consisting primarily of office computers and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership’s assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Trails Apartments of approximately $8,410,000 matures in June 2016 at which time a balloon payment of approximately $7,385,000 is required.  The Managing General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

During 2008, the Partnership Agreement was amended to extend the Partnership’s termination date to December 31, 2017, unless terminated prior to such date. On May 21, 2008, the Managing General Partner amended the Partnership Agreement to allow for the establishment of different designated series of limited partnership interests that have separate rights with respect to specific Partnership property. As of March 31, 2009, the Managing General Partner has not amended the Partnership Agreement or the Certificate of Limited Partnership establishing designated series interests.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership
	March 31, 2009	Unit	March 31, 2008	Unit

Sale(1)	$1,120	$914.03	$ --	$ --

(1)            Proceeds from the July 2008 sale of Reflections Apartments and the October 2008 sale of Big Walnut Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: May 15, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 15, 2009	By: /s/Stephen B. Waters
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

3D          Second Amendment to the Partnership Agreement of Registrant, dated December 29, 2008, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

10.21        Purchase and Sale Contract between The Trails, L.P., a South Carolina limited partnership, and Freeman Webb Investments, Inc., a Tennessee corporation, dated April 2, 2009. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated April 2, 2009)

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