Form 10-Q
period 2009-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2009-08-14
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 629	$ 1,980
Receivables and deposits	64	126
Restricted escrow	613	613
Other assets	176	165
Investment property:
Land	586	586
Buildings and related personal property	10,883	10,758
	11,469	11,344
Less accumulated depreciation	(9,248)	(8,960)
	2,221	2,384
	$ 3,703	$ 5,268
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 662	$ 764
Tenant security deposit liabilities	40	46
Accrued property taxes	388	592
Other liabilities	117	107
Mortgage note payable	8,382	8,431
	9,589	9,940
Partners' Deficit
General partners	(3)	--
Limited partners (1,224.25 units issued and	(5,883)	(4,672)
outstanding)	(5,886)	(4,672)
	$ 3,703	$ 5,268

Note:  The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 476	$ 483	$ 963	$ 976
Other income	55	53	95	97
Total revenues	531	536	1,058	1,073

Expenses:
Operating	241	237	480	467
General and administrative	34	64	94	123
Depreciation	145	140	288	278
Interest	129	229	258	479
Property taxes	39	36	79	73
Total expenses	588	706	1,199	1,420

Loss from continuing operations	(57)	(170)	(141)	(347)
Income (loss) from discontinued
operations (Note A)	47	(355)	47	(438)
Net loss	$ (10)	$ (525)	$ (94)	$ (785)

Net loss allocated to general
partners (2%)	$ --	$ (11)	$ (2)	$ (16)
Net loss allocated to limited
partners (98%)	(10)	(514)	(92)	(769)

	$ (10)	$ (525)	$ (94)	$ (785)
Per limited partnership unit:
Loss from continuing operations	$ (45.74)	$(135.59)	$(112.72)	$(277.72)
Income (loss) from discontinued
operations	37.57	(284.26)	37.57	(350.42)
Net loss	$ (8.17)	$ (419.85)	$ (75.15)	$ (628.14)

Distribution per limited partnership
unit	$ --	$ --	$ 914.03	$ --

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	1,224.25	$ 1	$ 24,485	$ 24,486

Partners' deficit at
December 31, 2008	1,224.25	$ --	$ (4,672)	$ (4,672)

Distribution to partners	--	(1)	(1,119)	(1,120)

Net loss for the six months
ended June 30, 2009	--	(2)	(92)	(94)

Partners' deficit at
June 30, 2009	1,224.25	$ (3)	$ (5,883)	$ (5,886)

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$ (94)	$ (785)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	288	1,360
Amortization of loan costs	7	35
Change in accounts:
Receivables and deposits	62	(24)
Other assets	(18)	(28)
Accounts payable	(102)	5
Tenant security deposit liabilities	(6)	13
Accrued property taxes	(204)	285
Other liabilities	10	(41)
Due to affiliates	--	(138)
Net cash (used in) provided by operating
activities	(57)	682

Cash flows used in investing activities:
Property improvements and replacements	(125)	(646)

Cash flows from financing activities:
Payments on mortgage notes payable	(49)	(236)
Loan costs paid	--	(3)
Payments on advances from affiliate	--	(172)
Distribution to partners	(1,120)	--
Net cash used in financing activities	(1,169)	(411)

Net decrease in cash and cash equivalents	(1,351)	(375)
Cash and cash equivalents at beginning of period	1,980	727
Cash and cash equivalents at end of period	$ 629	$ 352

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 254	$ 938

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 27

At December 31, 2007, approximately $98,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2008.

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 reflect the operations of Reflections Apartments and Big Walnut Apartments as income (loss) from discontinued operations due to their sales on July 31, 2008 and October 22, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

Three Months Ended June 30, 2008
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 1,089	$ 462	$ 1,551
Expenses	(1,376)	(530)	(1,906)
Loss from discontinued operations	$ (287)	$ (68)	$ (355)

Six Months Ended June 30, 2008
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 2,170	$ 919	$ 3,089
Expenses	(2,460)	(1,067)	(3,527)
Loss from discontinued operations	$ (290)	$ (148)	$ (438)

The income from discontinued operations for the three months ended June 30, 2009 is a result of a reduction of the liability recorded for real estate taxes for prior years at Reflections Apartments.  The income from discontinued operations for the six months ended June 30, 2009 is the result of the write off of accruals related to the Big Walnut Apartments Ohio entity tax, which was paid during the second quarter of 2009.

On June 24, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Trails Apartments. The property is expected to sell during the third quarter of 2009 for an expected sale price of $11,475,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Organization : On May 21, 2008, the Managing General Partner amended the Partnership Agreement to allow for the establishment of different designated series of limited partnership interests that have separate rights with respect to specific Partnership property. As of June 30, 2009, the Managing General Partner has not amended the Partnership Agreement or the Certificate of Limited Partnership establishing designated series interests.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $52,000 and $204,000 for the six months ended June 30, 2009  and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $20,000 and $132,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $54,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in prior years to cover capital expenditures, operating expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. No such advances were received during the six months ended June 30, 2009 or 2008.  The Partnership repaid approximately $172,000 of principal and approximately $329,000 of accrued interest to AIMCO Properties, L.P. during the six months ended June 30, 2008. Interest on advances was charged at prime plus 1%. Interest expense was approximately $215,000 for the six months ended June 30, 2008. The Partnership repaid in full the remaining advance balance and accrued interest during the third quarter of 2008 with proceeds from the sale of Reflections Apartments. At June 30, 2009 and December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P.  is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 is accrued at June 30, 2009 and December 31, 2008 and is included in other liabilities in the accompanying consolidated balance sheets. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $28,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $128,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Partnership Income Taxes

The Partnership is subject to Tennessee income taxes as a result of the Partnership’s property, The Trails Apartments, being located in the state of Tennessee.  The Partnership has recorded a deferred tax liability of approximately $14,000 at both June 30, 2009 and December 31, 2008 as a result of the Tennessee income tax requirements, which is classified in other liabilities. The Partnership classifies deferred tax income related to the Trails Apartments as a reduction of operating expenses on the consolidated statements of operations. The deferred tax liability consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note D– Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note E - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2009 and 2008:

	Average Occupancy
	2009	2008
The Trails Apartments
Nashville , Tennessee	96%	97%

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

Results of Operations

The Partnership recognized net loss of approximately $10,000 and $94,000 for the three and six months ended June 30, 2009, respectively, compared to net loss of approximately $525,000 and $785,000 for the three and six months ended June 30, 2008, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2008 reflect the operations of Reflections Apartments and Big Walnut Apartments as income (loss) from discontinued operations due to their sales on July 31, 2008 and October 22, 2008, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

Three Months Ended June 30, 2008
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 1,089	$ 462	$ 1,551
Expenses	(1,376)	(530)	(1,906)
Loss from discontinued operations	$ (287)	$ (68)	$ (355)

Six Months Ended June 30, 2008 , 2008
	Reflections	Big Walnut
	Apartments	Apartments	Total

Revenues	$ 2,170	$ 919	$ 3,089
Expenses	(2,460)	(1,067)	(3,527)
Loss from discontinued operations	$ (290)	$ (148)	$ (438)

The income from discontinued operations for the three months ended June 30, 2009 is a result of a reduction of the liability recorded for real estate taxes for prior years at Reflections Apartments. The income from discontinued operations for the six months ended June 30, 2009 is the result of the write off of accruals related to the Big Walnut Apartments Ohio entity tax, which was paid during the second quarter of 2009.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2009 was approximately $57,000 and $141,000, respectively, compared to loss from continuing operations of approximately $170,000 and $347,000 for the three and six months ended June 30, 2008, respectively. The decrease in loss from continuing operations for both periods is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total expenses for the three months ended June 30, 2009 is due to decreases in interest and general and administrative expenses. Operating, depreciation and property tax expenses remained relatively constant for the three months ended June 30, 2009. Total expenses decreased for the six months ended June 30, 2009 due to decreases in interest and general and administrative expenses, partially offset by increases in operating, depreciation and property tax expenses. Interest expense decreased for both periods due to the payoff of advances from an affiliate of the Managing General Partner in the third quarter of 2008 from the proceeds from the sale of Reflections Apartments. Operating expenses increased for the six months ended June 30, 2009 primarily due to an increase in utilities at the Partnership’s investment property. Depreciation expense increased for the six months ended June 30, 2009 due to property improvements and replacements placed into service at the property during the past twelve months. The increase in property tax expense for the six months ended June 30, 2009 is primarily due to an increase in the assessed value at The Trails Apartments.

The decrease in general and administrative expenses for both the three and six months ended June 30, 2009 is primarily due to a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for both the three and six months ended June 30, 2009 due to a decrease in rental income. Other income remained relatively constant for both periods.  Rental income decreased for both periods primarily due to decreases in occupancy and the average rental rate at The Trails Apartments.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $629,000, compared to approximately $352,000 at June 30, 2008.  Cash and cash equivalents decreased approximately $1,351,000, from December 31, 2008, due to approximately $1,169,000, $125,000 and $57,000 of cash used in financing, investing and operating activities, respectively. Cash used in financing activities consisted of a distribution to partners and principal payments made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in prior years to cover capital expenditures, operating expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. No such advances were received during the six months ended June 30, 2009 or 2008.  The Partnership repaid approximately $172,000 of principal and approximately $329,000 of accrued interest to AIMCO Properties, L.P. during the six months ended June 30, 2008. Interest on advances was charged at prime plus 1%. Interest expense was approximately $215,000 for the six months ended June 30, 2008. The Partnership repaid in full the remaining advance balance and accrued interest during the third quarter of 2008 with proceeds from the sale of Reflections Apartments. At June 30, 2009 and December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P.  is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2009, the Partnership completed approximately $125,000 of capital improvements at The Trails Apartments, consisting primarily of exterior painting and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership’s assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Trails Apartments of approximately $8,382,000 matures in June 2016 at which time a balloon payment of approximately $7,385,000 is due.  The Managing General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

During 2008, the Partnership Agreement was amended to extend the Partnership’s termination date to December 31, 2017, unless terminated prior to such date. On May 21, 2008, the Managing General Partner amended the Partnership Agreement to allow for the establishment of different designated series of limited partnership interests that have separate rights with respect to specific Partnership property. As of June 30, 2009, the Managing General Partner has not amended the Partnership Agreement or the Certificate of Limited Partnership establishing designated series interests.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2009	Unit	June 30, 2008	Unit

Sale (1)	$1,120	$914.03	$ --	$ --

(1)            Proceeds from the July 2008 sale of Reflections Apartments and the October 2008 sale of Big Walnut Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during 2009 or subsequent periods.

On June 24, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Trails Apartments. The property is expected to sell during the third quarter of 2009 for an expected sale price of $11,475,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

10.22        Purchase and Sale Contract between The Trails, L.P., a South Carolina limited partnership, and White Eagle Property Group, LLC, a New York limited liability company, dated June 24, 2009. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 24, 2009).

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