Form 10-Q
period 2009-09-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2009-11-16
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

 (in thousands)

September 30, 2009

Assets
Cash and cash equivalents	$ 897
Receivables	49
Restricted escrow	613
1,559
Liabilities
Accounts payable	625
Accrued property taxes	310
Other liabilities	64
Taxes payable (Note D)	400
Estimated costs during the period of liquidation (Note B)	105
1,504

Net assets in liquidation	$ 55

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                  December 31, 2008

Assets held for Sale
Cash and cash equivalents	$ 1,980
Receivables and deposits	126
Restricted escrow	613
Other assets	165
Investment property:
Land	586
Buildings and related personal property	10,758
11,344
Less accumulated depreciation	(8,960)
2,384
$ 5,268

Liabilities and Partners' Deficit
Liabilities related to Assets held for Sale
Accounts payable	$ 764
Tenant security deposit liabilities	46
Accrued property taxes	592
Other liabilities	107
Mortgage note payable	8,431
9,940

Partners' Deficit
General partners	--
Limited partners (1,224.25 units issued and outstanding)	(4,672)
(4,672)
$ 5,268

Note: The consolidated balance sheet has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income from continuing
operations	$ --	$ --	$ --	$ --
Loss from discontinued
operations:
Revenues:
Rental income	287	1,219	1,250	5,019
Other income	26	129	121	490
Total revenues	313	1,348	1,371	5,509

Expenses:
Operating	256	778	736	2,604
General and administrative	33	92	127	215
Depreciation	97	339	385	1,699
Interest	79	251	337	1,099
Property taxes	14	115	46	904
Loss on early extinguishment
of debt (Note E)	95	137	95	137
Total expenses	574	1,712	1,726	6,658

Loss from discontinued
operations before gain from
sale	(261)	(364)	(355)	(1,149)
Gain from sale of discontinued
operations (Note E)	8,729	15,472	8,729	15,472
Net income	$ 8,468	$ 15,108	$ 8,374	$ 14,323

Net income allocated to
general partners	$ 3	$ 342	$ 1	$ 326
Net income allocated to
limited partners	8,465	14,766	8,373	13,997

	$ 8,468	$ 15,108	$ 8,374	$ 14,323

Per limited partnership unit:
Loss from discontinued
operations	$ (209.11)	$ (291.61)	$ (284.25)	$ (919.74)
Gain from sale of discontinued
operations	7,123.54	12,352.87	7,123.54	12,352.87
Net income	$ 6,914.43	$12,061.26	$ 6,839.29	$11,433.13

Distributions per limited
partnership unit	$ 1,977.54	$ 7,464.16	$ 2,891.57	$ 7,464.16

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital
contributions	1,224.25	$ 1	$24,485	$ 24,486

Partners' deficit at
December 31, 2008	1,224.25	$ --	$(4,672)	$ (4,672)

Distributions to partners	--	(2)	(3,540)	(3,542)

Net income for the nine
months ended
September 30, 2009	--	1	8,373	8,374

Partners' capital at
September 30, 2009	1,224.25	$ (1)	$ 161	160

Adjustment to liquidation
basis (Notes A and B)				(105)

Net assets in liquidation
at September 30, 2009				$ 55

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$ 8,374	$ 14,323
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	385	1,699
Amortization of loan costs	9	47
Gain from sale of discontinued operations	(8,729)	(15,472)
Loss on early extinguishment of debt	95	137
Change in accounts:
Receivables and deposits	77	143
Restricted escrow	--	(613)
Other assets	61	90
Accounts payable	(139)	(59)
Tenant security deposit liabilities	(46)	(94)
Accrued property taxes	(282)	448
Other liabilities	(60)	(150)
Due to affiliate	--	(490)
Net cash (used in) provided by operating activities	(255)	9

Cash flows from investing activities:
Property improvements and replacements	(144)	(1,044)
Deposit to restricted escrow	--	(830)
Deferred revenue	--	830
Net proceeds from sale of discontinued operations	2,927	30,782
Net cash provided by investing activities	2,783	29,738

Cash flows from financing activities:
Payments on mortgage notes payable	(69)	(293)
Repayment of mortgage note payable	--	(11,981)
Prepayment penalty paid	--	(122)
Payments on advances from affiliate	--	(6,332)
Distributions to partners	(3,542)	(9,144)
Net cash used in financing activities	(3,611)	(27,872)

Net (decrease) increase in cash and cash equivalents	(1,083)	1,875
Cash and cash equivalents at beginning of period	1,980	727
Cash and cash equivalents at end of period	$ 897	$ 2,602

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 371	$ 1,573

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 398
Assumption of mortgage note payable by the purchaser	$ 8,362	$ --

At December 31, 2007, approximately $98,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2008.

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of September 30, 2009, Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note E – Disposition of Investment Properties”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at September 30, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the consolidated financial statements.

Davidson Diversified Properties, Inc.(the “Managing General Partner”) estimates that the liquidation process will be completed by September 30, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of discontinued operations for the three and nine months ended September 30, 2009 and 2008 reflect the operations of Trails Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 reflects the assets and liabilities as held for sale as a result of the property’s sale to a third party on August 25, 2009 (as discussed in “Note E”). The consolidated statements of discontinued operations for the three and nine months ended September 30, 2008 also reflect the operations of Reflections Apartments and Big Walnut Apartments as loss from discontinued operations due to their sales on July 31, 2008 and October 22, 2008, respectively.

Certain reclassifications were made to the 2008 balances to conform to the 2009 presentation.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Adjustment to Liquidation Basis of Accounting

At September 30, 2009, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $105,000, which is included in the consolidated statement of changes in partners' capital/net assets in liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$(105)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $272,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $34,000 and $227,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses, gain from sale of discontinued operations and investment property. The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $89,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in prior years to cover capital expenditures, operating expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. No such advances were received during the nine months ended September 30, 2009 or 2008.  The Partnership repaid in full the advance balance and accrued interest of approximately $7,046,000 during the nine months ended September 30, 2008 with proceeds from the sale of Reflections Apartments. Interest on advances was charged at prime plus 1%. Interest expense was approximately $249,000 for the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 was accrued at December 31, 2008 and is included in other liabilities on the consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital. During the nine months ended September 30, 2009, the Managing General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return.  Therefore, the Managing General Partner reversed the real estate commission of approximately $18,000 previously accrued associated with the sale of Shoppes at River Rock, which is included in gain from sale of discontinued operations for the three and nine months ended September 30, 2009.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $28,000 for insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $128,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note D – Partnership Income Taxes

The Partnership is subject to Tennessee income taxes as a result of the Partnership’s former property, The Trails Apartments, being located in the state of Tennessee.  The Partnership recorded a deferred tax liability of approximately $14,000 at December 31, 2008 as a result of the Tennessee income tax requirements, which is classified in other liabilities. During the nine months ended September 30, 2009, as a result of the sale of The Trails Apartments, the Partnership recorded a deferred tax benefit of approximately $14,000, which is reflected as a reduction of operating expenses. In addition, the Partnership recognized current tax expense of approximately $400,000, as a result of the sale, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at September 30, 2009. The Partnership’s deferred tax liability at December 31, 2008 consisted primarily of temporary differences related to land, buildings and accumulated depreciation.

Note E – Disposition of Investment Properties

On August 25, 2009, the Partnership sold its last remaining investment property, The Trails Apartments, to a third party for a gross sale price of $11,475,000. The net proceeds realized by the Partnership were approximately $2,927,000 after payment of closing costs of approximately $186,000 and the assumption of the mortgage debt encumbering the property of approximately $8,362,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $8,711,000 during the three and nine months ended September 30, 2009. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $95,000 due to the write off of unamortized loan costs.

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sale price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,782,000 after payment of closing costs of approximately $227,000. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $15,472,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $137,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $122,000.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its former properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of September 30, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, The Trails Apartments, on August 25, 2009. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $8,468,000 and $8,374,000 for the three and nine months ended September 30, 2009, respectively, compared to net income of approximately $15,108,000 and $14,323,000 for the three and nine months ended September 30, 2008, respectively. The decrease in income for both the three and nine months ended September 30, 2009 is due a decrease in gain from sale of discontinued operations, partially offset by a decrease in loss from discontinued operations.

On August 25, 2009, the Partnership sold its last remaining investment property, The Trails Apartments, to a third party for a gross sale price of $11,475,000. The net proceeds realized by the Partnership were approximately $2,927,000 after payment of closing costs of approximately $186,000 and the assumption of the mortgage debt encumbering the property of approximately $8,362,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $8,711,000 during the three and nine months ended September 30, 2009. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $95,000 due to the write off of unamortized loan costs.

The additional gain from sale of discontinued operations for the nine months ended September 30, 2009 is the result of the reversal of a sale commission accrued related to the sale of Shoppes at River Rock in a previous year. The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 was accrued at December 31, 2008 and is included in other liabilities on the consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital. During the nine months ended September 30, 2009, the Managing General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return.  Therefore, the Managing General Partner reversed the real estate commission of approximately $18,000 previously accrued associated with the sale of Shoppes at River Rock, which is included in gain from sale of discontinued operations for the three and nine months ended September 30, 2009.

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sale price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,782,000 after payment of closing costs of approximately $227,000. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $15,472,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $137,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $122,000.

Excluding the impact of the gains from sale of discontinued operations, the Partnership’s loss from discontinued operations for the three and nine months ended September 30, 2009 was approximately $261,000 and $355,000, respectively, compared to losses of approximately $364,000 and $1,149,000 for the three and nine months ended September 30, 2008, respectively. The decrease in loss from discontinued operations for both the three and nine months ended September 30, 2009 is due to a decrease in total expenses, partially offset by a decrease in total revenues. Total expenses and total revenues decreased for both the three and nine months ended September 30, 2009 as a result of the sale of the Partnership’s remaining investment property on August 25, 2009 (as discussed above) and the sales of Reflections Apartments and Big Walnut Apartments on July 31, 2008 and October 22, 2008, respectively.

Included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property (see “Note A – Basis of Presentation” to the consolidated financial statements included in “Item 1. Financial Statements”).

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $897,000, compared to approximately $1,980,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $1,083,000 due to approximately $3,611,000 and $255,000 of cash used in financing and operating activities, respectively, partially offset by approximately $2,783,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgage encumbering the Partnership’s investment property. Cash provided by investing activities consisted of net proceeds received from the sale of The Trails Apartments, partially offset by property improvements and replacements.

During the nine months ended September 30, 2009, the Partnership completed approximately $144,000 of capital improvements at The Trails Apartments, consisting primarily of exterior painting and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold The Trails Apartments to a third party on August 25, 2009.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at September 30, 2009 to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at September 30, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $105,000, which is included in the consolidated statement of changes in partners’ capital / net assets in liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (105)

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine Months Ended	Per Limited	Nine Months Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2009	Unit	2008	Unit

Sale(1)	$ 3,542	$2,891.57	$ 9,144	$7,464.16

(1)            Proceeds from the August 2009 sale of The Trails Apartments, the July 2008 sale of Reflections Apartments and the October 2008 sale of Big Walnut Apartments.

The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706.00 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could have caused impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

10.23        First Amendment of Purchase and Sale Contract between The Trails, L.P., a South Carolina limited partnership, and White Eagle Property Group, LLC, a New York limited liability company, dated August 7, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 7, 2009).

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