Form 10-K
period 2009-12-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2010-03-31
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in June 1984.  The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners").  The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017, unless terminated prior to such date.

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

The Partnership was engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Partnership acquired eight existing multifamily residential and commercial properties of which five were sold and two were foreclosed upon by the mortgage holder prior to 2009. During the year ended December 31, 2009, the Partnership sold its last remaining investment property, The Trails Apartments, to a third party.

As of September 30, 2009, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property in August 2009.  The Managing General Partner estimates that the liquidation process will be completed by September 30, 2010. Because the success in realization of assets and settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 2009 and 2008.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

On August 25, 2009, the Partnership sold its last remaining investment property, The Trails Apartments, to a third party for a gross sale price of $11,475,000. The net proceeds realized by the Partnership were approximately $2,927,000 after payment of closing costs of approximately $186,000 and the assumption of the mortgage debt encumbering the property of approximately $8,362,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $8,711,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $95,000 due to the write off of unamortized loan costs.

Capital Improvements

During the nine months ended September 30, 2009, the Partnership completed approximately $144,000 of capital improvements at The Trails Apartments, consisting primarily of exterior painting and floor covering replacement.  These improvements were funded from operating cash flow.  The Partnership sold The Trails Apartments to a third party on August 25, 2009.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 1,224.25 Limited Partnership Units ("Units") aggregating $24,485,000. As of December 31, 2009, there were 584 holders of record owning an aggregate of 1,224.25 Units. Affiliates of the Managing General Partner owned 706 units or 57.67% of the outstanding Units at December 31, 2009. There is no established public trading market for the Units and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2009	Unit	December 31, 2008	Unit

Sale (1)	$3,542	$2,891.57	$12,283	$10,027.36

(1)            Proceeds from the August 2009 sale of The Trails Apartments, the July 2008 sale of Reflections Apartments and the October 2008 sale of Big Walnut Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 Units in the Partnership representing 57.67% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 25, 2009, the Partnership sold its last remaining investment property, The Trails Apartments, to a third party for a gross sale price of $11,475,000. The net proceeds realized by the Partnership were approximately $2,927,000 after payment of closing costs of approximately $186,000 and the assumption of the mortgage debt encumbering the property of approximately $8,362,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $8,711,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $95,000 due to the write off of unamortized loan costs.

The additional gain from sale of discontinued operations for the nine months ended September 30, 2009 is the result of the reversal of a sale commission accrued related to the sale of Shoppes at River Rock in a previous year. The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 was accrued at December 31, 2008 and is included in other liabilities on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital. During the nine months ended September 30, 2009, the Managing General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return.  Therefore, the Managing General Partner reversed the real estate commission of approximately $18,000 previously accrued associated with the sale of Shoppes at River Rock, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2009.

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sale price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,783,000 after payment of closing costs of approximately $227,000. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $15,471,000 during the year ended December 31, 2008 and a loss on the early extinguishment of debt of approximately $137,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $122,000.

On October 22, 2008, the Partnership sold Big Walnut Apartments to a third party for a gross sale price of approximately $8,300,000.  The net proceeds received by the Partnership were approximately $8,262,000 after payment of closing costs of approximately $38,000. The Partnership used approximately $4,300,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $3,671,000 during the year ended December 31, 2008 and a loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs.

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

During the period from October 1, 2009 to December 31, 2009, net assets in liquidation increased by approximately $299,000. The increase in net assets in liquidation is primarily due to a reduction in accrued property taxes as a result of a change in estimated real estate taxes payable to the state of Indiana for 2006, 2007 and 2008 related to Reflections Apartments and a reduction of taxes payable as a result of a change in the Tennessee entity tax amount owed for The Trails Apartments. Also contributing to the increase in net assets in liquidation is the write off of accounts payable and other liabilities, adjustments to receivables and a change in the estimated costs to liquidate.

The statement of net assets in liquidation as of December 31, 2009 includes approximately $77,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2010.  Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected period.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2009	Unit	December 31, 2008	Unit

Sale (1)	$ 3,542	$2,891.57	$ 12,283	$10,027.36

(1)            Proceeds from the August 2009 sale of The Trails Apartments, the July 2008 sale of Reflections Apartments and the October 2008 sale of Big Walnut Apartments.

The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 Units in the Partnership representing 57.67% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing.  Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Statement of Net Assets in Liquidation – December 31, 2009

Consolidated Statement of Changes in Net Assets in Liquidation for the Period from October 1, 2009 to December 31, 2009

      Consolidated Balance Sheet - December 31, 2008

      Consolidated Statements of Discontinued Operations for the Nine Months ended September 30, 2009 and the Year ended December 31, 2008

Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation for the Nine Months ended September 30, 2009 and the Year ended December 31, 2008

      Statements of Cash Flows for the Nine Months ended September 30, 2009 and the Year ended December 31, 2008

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate II, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate II, L.P. as of December 31, 2008, and the related consolidated statements of discontinued operations, changes in partners’ (deficiency) capital/net assets in liquidation, and cash flows for the year then ended, and the consolidated statements of discontinued operations, statement of changes in partners’ (deficiency) capital/net assets in liquidation and cash flows for the period from January 1, 2009 to September 30, 2009. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2009, and the related consolidated statement of changes in net assets in liquidation for the period from October 1, 2009 to December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the financial statements, the Managing General Partner of Davidson Diversified Real Estate II, L.P. decided to liquidate the Partnership effective September 30, 2009.  As a result, the Partnership changed its basis of accounting as of September 30, 2009 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Diversified Real Estate II, L.P. at December 31, 2008, and the consolidated results of its discontinued operations and its cash flows for the year then ended and for the period from January 1, 2009 to September 30, 2009, its consolidated net assets in liquidation as of December 31, 2009, and the changes in its consolidated net assets in liquidation for the period from October 1, 2009 to December 31, 2009, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 31, 2010

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(in thousands)

December 31, 2009

Assets
Cash and cash equivalents	$ 730
Restricted escrow (Note B)	613
1,343

Liabilities
Accounts payable	613
Accrued property taxes	29
Other liabilities	5
Taxes payable (Note D)	265
Estimated costs to liquidate (Note C)	77
989

Net assets in liquidation	$ 354

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(in thousands)

For the Period from October 1, 2009 to December 31, 2009

Net assets in liquidation at October 1, 2009	$ 55

Adjustments to receivables	(70)

Write off of accounts payable and other liabilities	62

Reduction of taxes payable	135

Reduction of accrued property taxes	153

Reduction in estimated costs to liquidate	19

Net assets in liquidation at December 31, 2009	$ 354

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2008

Assets held for Sale:
Cash and cash equivalents		$ 1,980
Receivables and deposits		126
Restricted escrow (Note B)		613
Other assets		165
Investment property (Note F):
Land	$ 586
Buildings and related personal property	10,758
	11,344
Less accumulated depreciation	(8,960)	2,384
		$ 5,268

Liabilities and Partners' Deficit
Liabilities related to Assets held for Sale:
Accounts payable		$ 764
Tenant security deposit liabilities		46
Accrued property taxes		592
Other liabilities		107
Mortgage note payable		8,431

Partners' Deficit
General partners	$ --
Limited partners (1,224.25 units issued and
outstanding)	(4,672)	(4,672)
		$ 5,268

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

 (in thousands, except per unit data)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
Loss from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	1,250	5,591
Other income	121	547
Total revenues	1,371	6,138

Expenses:
Operating	736	3,089
General and administrative	127	286
Depreciation	385	1,841
Interest	337	1,248
Property taxes	46	908
Loss on early extinguishment of debt (Note F)	95	184
Total expenses	1,726	7,556

Loss from discontinued operations before gain
from sale	(355)	(1,418)
Gain from sale of discontinued operations
(Notes E and F)	8,729	19,142
Net income (Note D)	$ 8,374	$ 17,724

Net income allocated to general partners	$ 1	$ 327
Net income allocated to limited partners	8,373	17,397

	$ 8,374	$ 17,724

Per limited partnership unit:
Loss from discontinued operations	$ (284.25)	$(1,135.39)
Gain from sale of discontinued operations	7,123.54	15,345.72
Net income	$ 6,839.29	$14,210.33

Distributions per limited
partnership unit	$ 2,891.57	$10,027.36

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	1,224.25	$ 1	$ 24,485	$ 24,486

Partners' deficit at
December 31, 2007	1,224.25	$ (320)	$ (9,793)	$(10,113)

Distributions to partners	--	(7)	(12,276)	(12,283)

Net income for the year ended
December 31, 2008	--	327	17,397	17,724

Partners' deficit at
December 31, 2008	1,224.25	--	(4,672)	(4,672)

Distributions to partners		(2)	(3,540)	(3,542)

Net income for the nine months
ended September 30, 2009	--	1	8,373	8,374

Partners’ (deficiency) capital at
September 30, 2009	1,224.25	$ (1)	$ 161	160

Adjustment to liquidation basis
(Notes A and C)				(105)

Net assets in liquidation at
September 30, 2009				$ 55

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 8,374	$ 17,724
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	385	1,841
Amortization of loan costs	9	51
Gain from sale of discontinued operations	(8,729)	(19,142)
Loss on early extinguishment of debt	95	184
Change in accounts:
Receivables and deposits	77	238
Other assets	61	160
Accounts payable	(139)	(593)
Tenant security deposit liabilities	(46)	(153)
Accrued property taxes	(282)	86
Other liabilities	(60)	(261)
Due to affiliate	--	(490)
Net cash used in operating activities	(255)	(355)

Cash flows from investing activities:
Property improvements and replacements	(144)	(1,476)
Deposit to restricted escrow	--	(613)
Net proceeds from sale of discontinued operations	2,927	39,045
Net cash provided by investing activities	2,783	36,956

Cash flows from financing activities:
Payments on advances from affiliate	--	(6,332)
Payments on mortgage notes payable	(69)	(330)
Repayment of mortgage notes payable	--	(16,281)
Prepayment penalty paid	--	(122)
Distributions to partners	(3,542)	(12,283)
Net cash used in financing activities	(3,611)	(35,348)

Net (decrease) increase in cash and cash equivalents	(1,083)	1,253
Cash and cash equivalents at beginning of period	1,980	727

Cash and cash equivalents at end of period	$ 897	$ 1,980

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 371	$ 1,768

Supplemental disclosure of non-cash activity:
Assumption of mortgage note payable by purchaser	$ 8,362	$ --

At December 31, 2007, approximately $98,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note A - Basis of Presentation

As of September 30, 2009, Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note F – Disposition of Investment Properties”).

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

The Managing General Partner (as defined below) estimates that the liquidation process will be completed by September 30, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of discontinued operations for the nine months ended September 30, 2009 and the year ended December 31, 2008 reflect the operations of The Trails Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 reflects the assets and liabilities as held for sale as a result of the property’s sale to a third party on August 25, 2009 (as discussed in “Note F”). The consolidated statement of discontinued operations for the year ended December 31, 2008 also reflects the operations of Reflections Apartments and Big Walnut Apartments as loss from discontinued operations due to their sales on July 31, 2008 and October 22, 2008, respectively.

Note B - Organization and Summary of Significant Accounting Policies

Organization

The Partnership is a Delaware limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Davidson Equities, Limited, ("Associate General Partner"); and David W. Talley ("Individual General Partner") (collectively, the "General Partners"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership commenced operations on October 16, 1984, and completed its acquisition of investment properties prior to December 31, 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017, unless terminated prior to such date.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Principles of Consolidation

The Partnership’s consolidated financial statements include all the accounts of the Partnership, one 99.9% owned partnership and one wholly owned partnership. The general partner of these partnerships is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the general partner of these partnerships by the Partnership; therefore, the consolidated partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

Investment Property

Investment property consisted of one apartment complex and was stated at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects were capitalized during periods in which redevelopment and construction projects were in progress. Costs incurred in connection with capital projects were capitalized where the costs of the project exceeded $250.  Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the nine months ended September 30, 2009 or the year ended December 31, 2008.  Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. No adjustments for impairment of value were necessary for the nine months ended September 30, 2009 or the year ended December 31, 2008.

Depreciation

Depreciation was provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method was used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Deferred Costs

At December 31, 2008, loan costs of approximately $139,000, less accumulated amortization of approximately $35,000, were included in other assets. Amortization expense was approximately $9,000 for the nine months ended September 30, 2009 and approximately $51,000 for the year ended December 31, 2008 and was included in interest expense on the accompanying consolidated statements of discontinued operations. During the nine months ended September 30, 2009, loan costs of approximately $139,000 and accumulated amortization of approximately $44,000 were written off in connection with the sale of The Trails Apartments.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $730,000 at December 31, 2009 and $1,937,000 at December 31, 2008 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership required security deposits from lessees for the duration of the lease and such deposits were included in receivables and deposits at December 31, 2008. The security deposits were refunded when the tenant vacated, provided the tenant had not damaged the space and was current on rental payments.

Leases

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

Advertising Costs

The Partnership expensed the costs of advertising as incurred. Advertising costs of approximately $32,000 and $134,000 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, were charged to operating expense.

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

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises reported information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership had only one reportable segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States required management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Escrow

Approximately $613,000 at both December 31, 2009 and 2008 is held on deposit with the previous mortgage lender of Reflections Apartments, pending the resolution of the Partnership’s appeal of 2006 Indiana real estate taxes. A corresponding liability of approximately $613,000 is included in accounts payable at both December 31, 2009 and 2008.

Note C – Adjustment to Liquidation Basis of Accounting

At September 30, 2009, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $105,000, which is included in the consolidated statement of changes in partners' (deficiency) capital/net assets in liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$(105)

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The Partnership adopted the liquidation basis of accounting on September 30, 2009 and accordingly, did not have a consolidated statement of operations for the year ended December 31, 2009. The Federal Taxable income for the year ended December 31, 2009 was approximately $8,878,000 ($7,251.82 per limited partnership unit).

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

2008

Net income as reported	$ 17,724
Add (deduct):
Depreciation differences	717
Gain on disposal of property	(584)
Unearned income	(60)
Minority interest	(891)
Other	25
Federal taxable income	$ 16,931
Federal taxable income per limited
partnership unit (1)	$11,846.88

(1)   For 2008, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	December 31,
	2009	2008
	(in thousands)
Net assets (liabilities) as reported	$ 354	$ (4,672)
Land and buildings	--	1,101
Accumulated depreciation	--	(1,584)
Other	585	756
Net assets (liabilities) - Federal tax basis	$ 939	$ (4,399)

The Partnership is subject to Tennessee income taxes as a result of the Partnership’s former property, The Trails Apartments, being located in the state of Tennessee.  The Partnership recorded a deferred tax liability of approximately $14,000 at December 31, 2008 as a result of the Tennessee income tax requirements, which is classified in other liabilities. During the nine months ended September 30, 2009, as a result of the sale of The Trails Apartments, the Partnership recorded a deferred tax benefit of approximately $14,000, which is reflected as a reduction of operating expenses. In addition, the Partnership recognized current tax expense of approximately $265,000, as a result of the sale, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in taxes payable at December 31, 2009. The Partnership’s deferred tax liability at December 31, 2008 consisted primarily of temporary differences related to land, buildings and accumulated depreciation.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $305,000 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $34,000 and $359,000 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, which is included in general and administrative expenses, gain from sale of discontinued operations and investment property. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the nine months ended September 30, 2009 and the year ended December 31, 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $192,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in prior years to cover capital expenditures, operating expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. No such advances were received during the nine months ended September 30, 2009 or the year ended December 31, 2008.  The Partnership repaid in full the advance balance and accrued interest of approximately $7,046,000 during the year ended December 31, 2008 with proceeds from the sale of Reflections Apartments. Interest on advances was charged at prime plus 1%. Interest expense was approximately $249,000 for the year ended December 31, 2008. At September 30, 2009 and December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 was accrued at December 31, 2008 and is included in other liabilities on the consolidated balance sheet. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital. During the nine months ended September 30, 2009, the Managing General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return.  Therefore, the Managing General Partner reversed the real estate commission of approximately $18,000 previously accrued associated with the sale of Shoppes at River Rock, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2009.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $128,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F – Disposition of Investment Properties

On August 25, 2009, the Partnership sold its last remaining investment property, The Trails Apartments, to a third party for a gross sale price of $11,475,000. The net proceeds realized by the Partnership were approximately $2,927,000 after payment of closing costs of approximately $186,000 and the assumption of the mortgage debt encumbering the property of approximately $8,362,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $8,711,000 during the nine months ended September 30, 2009. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $95,000 due to the write off of unamortized loan costs.

On July 31, 2008, the Partnership sold Reflections Apartments to a third party for a gross sale price of approximately $31,010,000. The net proceeds received by the Partnership were approximately $30,783,000 after payment of closing costs of approximately $227,000. The Partnership used approximately $11,981,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $15,471,000 during the year ended December 31, 2008, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $137,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $122,000.

On October 22, 2008, the Partnership sold Big Walnut Apartments to a third party for a gross sale price of approximately $8,300,000.  The net proceeds received by the Partnership were approximately $8,262,000 after payment of closing costs of approximately $38,000. The Partnership used approximately $4,300,000 to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $3,671,000 during the year ended December 31, 2008, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership had only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold at its former property will not have a material adverse effect on the Partnership’s consolidated financial condition.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

None of the directors or officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2009 and 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2009.

Entity	Number of Units	Percentage

Cooper River Properties, LLC	122.75	10.03%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	35.75	2.92%
(an affiliate of AIMCO)
Davidson Diversified Properties, Inc.	0.25	0.02%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	547.25	44.70%
(an affiliate of AIMCO)

Cooper River Properties, LLC, AIMCO IPLP, L.P. and Davidson Diversified Properties, Inc., are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29601.

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

Affiliates of the Managing General Partner received 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $305,000 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, which are included in operating expenses on the consolidated statements of discontinued operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $34,000 and $359,000 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, which is included in general and administrative expenses, gain from sale of discontinued operations and investment property on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the nine months ended September 30, 2009 and the year ended December 31, 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $192,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership various funds in prior years to cover capital expenditures, operating expenses, real estate taxes and funds in connection with the refinancing of the mortgage encumbering Big Walnut Apartments. No such advances were received during the nine months ended September 30, 2009 or the year ended December 31, 2008.  The Partnership repaid in full the advance balance and accrued interest of approximately $7,046,000 during the year ended December 31, 2008 with proceeds from the sale of Reflections Apartments. Interest on advances was charged at prime plus 1%. Interest expense was approximately $249,000 for the year ended December 31, 2008. At September 30, 2009 and December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership accrued a real estate commission due to the Managing General Partner of $48,000 upon the sale of Shoppes at River Rock during the year ended December 31, 1999. During 2002, the Partnership paid $30,000 of this amount to an unaffiliated third party as part of a settlement regarding brokerage services. Approximately $18,000 was accrued at December 31, 2008 and is included in other liabilities on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. Payment of this commission is subordinate to the limited partners receiving their original invested capital plus a cumulative non-compounded annual return of 8% on their adjusted invested capital. During the nine months ended September 30, 2009, the Managing General Partner determined that the limited partners would not receive both their original capital contribution and applicable cumulative return.  Therefore, the Managing General Partner reversed the real estate commission of approximately $18,000 previously accrued associated with the sale of Shoppes at River Rock, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2009.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $128,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 Units in the Partnership representing 57.67% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees. Fees for audit services totaled approximately $40,000 and $58,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $21,000 and $30,000 for 2009 and 2008, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Statement of Net Assets in Liquidation – December 31, 2009.

Consolidated Statement of Changes in Net Assets in Liquidation for the period from October 1, 2009 to December 31, 2009.

Consolidated Balance Sheet - December 31, 2008.

Consolidated Statements of Discontinued Operations for the Nine Months ended September 30, 2009 and the Year ended December 31, 2008.

Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation for the Nine Months ended September 30, 2009 and the Year ended December 31, 2008.

Statements of Cash Flows for the Nine Months ended September 30, 2009 and the Year ended December 31, 2008.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 31, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 31, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2010
Stephen B. Waters	Accounting

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