Form 10-Q
period 2010-03-31
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2010-05-14
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 414	$ 730
Restricted escrow	613	613
	1,027	1,343

Liabilities
Accounts payable	613	613
Accrued property taxes	--	29
Other liabilities	--	5
Taxes payable	--	265
Estimated costs to liquidate (Note B)	57	77
	670	989

Net assets in liquidation	$ 357	$ 354

Note: The consolidated statement of net assets in liquidation at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands)

For the Three Months Ended March 31, 2010

Net assets in liquidation at January 1, 2010	$ 354

Collections from former properties	3

Net assets in liquidation at March 31, 2010	$ 357

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three months ended March 31, 2009

Loss from continuing operations	$ --
Loss from discontinued operations:

Revenues:
Rental income	487
Other income	40
Total revenues	527

Expenses:
Operating	239
General and administrative	60
Depreciation	143
Interest	129
Property taxes	40
Total expenses	611

Net loss	$ (84)

Net loss allocated to general partners (2%)	$ (2)
Net loss allocated to limited partners (98%)	(82)

$ (84)

Net loss per limited partnership unit	$ (66.98)

Distribution per limited partnership unit	$ 914.03

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three months ended March 31, 2009

Cash flows from operating activities:
Net loss	$ (84)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	143
Amortization of loan costs	3
Change in accounts:
Receivables and deposits	64
Other assets	(25)
Accounts payable	5
Tenant security deposit liabilities	(4)
Accrued property taxes	(54)
Other liabilities	29
Net cash provided by operating activities	77

Cash flows used in investing activities:
Property improvements and replacements	(28)

Cash flows from financing activities:
Payments on mortgage note payable	(21)
Distribution to partners	(1,120)
Net cash used in financing activities	(1,141)

Net decrease in cash and cash equivalents	(1,092)

Cash and cash equivalents at beginning of period	1,980

Cash and cash equivalents at end of period	$ 888

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 126

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 7

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of September 30, 2009, Davidson Diversified Real Estate II, L.P. (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”).

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

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The accompanying consolidated statement of discontinued operations for the three months ended March 31, 2009 reflects the operations of The Trails Apartments as loss from discontinued operations as a result of the property’s sale to a third party on August 25, 2009.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

At September 30, 2009, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment of other assets and liabilities required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $105,000.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $27,000 for the three months ended March 31, 2009, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $12,000 for the three months ended March 31, 2009, which is included in general and administrative expenses and investment property for the three months ended March 31, 2009. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 were construction management services provided by an affiliate of the Managing General Partner of approximately $2,000.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Partnership was charged by AIMCO and its affiliates approximately $28,000 for insurance coverage and fees associated with policy claims administration during the nine months ended September 30, 2009.

Note D – Disposition of Investment Property

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

Note E - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

During the three months ended March 31, 2010, net assets in liquidation increased by approximately $3,000. The increase in net assets in liquidation is due to collections from former properties.

The statement of net assets in liquidation as of March 31, 2010 includes approximately $57,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2010.  Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected period.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership
	March 31, 2010	Unit	March 31, 2009	Unit

Sale(1)	$ --	$ --	$ 1,120	$ 914.03

(1)            Proceeds from the July 2008 sale of Reflections Apartments and the October 2008 sale of Big Walnut Apartments.

The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing.  Any adverse changes in these and other factors could have caused impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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