Form 10-Q
period 2010-06-30
DAVIDSON DIVERSIFIED REAL ESTATE II LIMITED PARTNERSHIP
filed 2010-08-11
CIK 750258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands)

	June 30	December 31,
	2010	2009
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 398	$ 730
Restricted escrow	613	613
	1,011	1,343

Liabilities
Accounts payable	702	613
Accrued property taxes	--	29
Other liabilities	--	5
Taxes payable	--	265
Estimated costs to liquidate (Note B)	40	77
	742	989

Net assets in liquidation	$ 269	$ 354

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

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands)

For the Six Months Ended June 30, 2010

Net assets in liquidation at January 1, 2010	$ 354

Collections from former properties	4

Increase in real estate tax settlement payable to purchaser
of former property (Note E)	(89)

Net assets in liquidation at June 30, 2010	$ 269

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Loss from continuing operations	$ --	$ --
Loss from discontinued operations:

Revenues:
Rental income	476	963
Other income	55	95
Total revenues	531	1,058

Expenses:
Operating	241	480
General and administrative	34	94
Depreciation	145	288
Interest	129	258
Property taxes	(8)	32
Total expenses	541	1,152

Net loss	$ (10)	$ (94)

Net loss allocated to general partners (2%)	$ --	$ (2)
Net loss allocated to limited partners (98%)	(10)	(92)

	$ (10)	$ (94)

Net loss per limited partnership unit	$ (8.17)	$ (75.15)

Distribution per limited partnership unit	$ --	$ 914.03

See Accompanying Notes to Consolidated Financial Statements

Davidson Diversified Real Estate II, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Six months ended June 30, 2009

Cash flows from operating activities:
Net loss	$ (94)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	288
Amortization of loan costs	7
Change in accounts:
Receivables and deposits	62
Other assets	(18)
Accounts payable	(102)
Tenant security deposit liabilities	(6)
Accrued property taxes	(204)
Other liabilities	10
Net cash used in operating activities	(57)

Cash flows used in investing activities:
Property improvements and replacements	(125)

Cash flows from financing activities:
Payments on mortgage note payable	(49)
Distribution to partners	(1,120)
Net cash used in financing activities	(1,169)

Net decrease in cash and cash equivalents	(1,351)

Cash and cash equivalents at beginning of period	1,980

Cash and cash equivalents at end of period	$ 629

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 254

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

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2009 reflect the operations of The Trails Apartments as loss from discontinued operations as a result of the property’s sale to a third party on August 25, 2009.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $52,000 for the six months ended June 30, 2009, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $20,000 for the six months ended June 30, 2009, which is included in general and administrative expenses and investment property for the six months ended June 30, 2009. The portion of these reimbursements included in investment property for the six months ended June 30, 2009 were construction management services provided by an affiliate of the Managing General Partner of approximately $4,000.

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

Note E - Real Estate Taxes

During 2008, the Partnership established an escrow of approximately $613,000 pending the resolution of the Partnership’s appeal of 2006 Indiana real estate taxes related to one of its former properties, Reflections Apartments. Subsequent to June 30, 2010, the appeal was settled. As a result of the settlement, the Partnership recorded an additional payable of $89,000 during the six months ended June 30, 2010. Subsequent to June 30, 2010, the Partnership released approximately $702,000 to the purchaser of Reflections Apartments, which includes the previously escrowed funds.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

During the six months ended June 30, 2010, net assets in liquidation decreased by approximately $85,000. The decrease in net assets in liquidation is due to an increase in a real estate tax settlement payable to the purchaser of one of the Partnership’s former properties, partially offset by collections from former properties.

The statement of net assets in liquidation as of June 30, 2010 includes approximately $40,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2010.  Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected period.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2010	Unit	June 30, 2009	Unit

Sale(1)	$ --	$ --	$ 1,120	$ 914.03

(1)            Proceeds from the July 2008 sale of Reflections Apartments and the October 2008 sale of Big Walnut Apartments.

The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the managing and associate general partner interests in the Partnership, AIMCO and its affiliates owned 706 limited partnership units ("Units") in the Partnership representing 57.67% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.67% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

DAVIDSON DIVERSIFIED REAL ESTATE II, L.P.

By: Davidson Diversified Properties, Inc.
Managing General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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